Form 10QSB
period 1995-09-30
USA INTERNATIONAL CHEMICAL INC
filed 1995-11-14
CIK 840399

_________________________________________________________________



                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1995


               Commission File Number 33-24608-LA

                 USA INTERNATIONAL CHEMICAL, INC.
        (Exact name of Registrant as specified in its charter)

             Delaware                       95-4068292
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)     Identification Number)

                   20720 Ventura Boulevard, Suite 210,
                    Woodland Hills, California  91364
                (Address of principal executive offices)

                           (818) 346-9595

         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                     YES: [x]          NO: [ ]


Common Stock, $.00001 par value, 1,329,809 issued and outstanding as of November 10, 1995.




                            INDEX

                                                         PAGE

PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)           3
                                    F-1 to F-6

         ITEM 2.  Management's Discussion and Analysis       4


PART II - OTHER INFORMATION

          ITEM 1.  Legal Proceedings                         6

          ITEM 2.  Changes in Securities                     6

          ITEM 3.  Defaults upon Senior Securities           6

          ITEM 4.  Submission of Matters to a Vote of
                   Security Holders                          6

           ITEM 5. Other Information                         6

           ITEM 6. Exhibits and Reports on Form 8-K          6





PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
USA International Chemical, Inc.


We have reviewed the accompanying balance sheet of USA International Chemical, Inc. as of September 30, 1995 and the related statements of operations and accumulated deficit and cash flows for the three-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.



We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above, for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

The balance sheet of USA International Chemical, Inc. as of June 30, 1995 and the related statements of operations, stockholders' deficit and cash flows (not presented herein) were audited by Ernst & Young LLP whose report dated September 8, 1995 expressed an unqualified opinion on those statements and included an explanatory paragraph that described the going concern uncertainty discussed in Note 1.




BLOCK & HANDELMAN

Los Angeles, California
November 6, 1995

                     USA INTERNATIONAL CHEMICAL, INC.
                              BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND JUNE 30, 1995



                               ASSETS

                                   September 30,       June 30,
                                     1995              1995
                                (Unaudited)       (Audited)
CURRENT ASSETS

   Cash                             $1,244             $1,502

        TOTAL CURRENT ASSETS         1,244              1,502

        TOTAL ASSETS                $1,244             $1,502





                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                  $3,581             $2,479

    TOTAL CURRENT LIABILITIES        3,581              2,479

STOCKHOLDERS' DEFICIT
  Common stock, $.00001 par value,
   authorized 50,000,000 shares,
   issued and outstanding
   1,329,809 shares (Notes 1 and 4)     13                 13
Additional paid-in capital         248,967            238,967
Accumulated deficit               (251,317)          (239,957)

    TOTAL STOCKHOLDERS' DEFICIT       (2,337)              (977)

    TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT             $1,244             $1,502

                     USA INTERNATIONAL CHEMICAL, INC.
     STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
            THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994




                                       Three Months Ended
                                          September 30,
                                      1995          1994

SALES (Note 3)                     $         -   $    34,320

COST OF SALES                                -        17,377

  GROSS PROFIT                               -        16,943

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                10,560         1,806

 (LOSS) INCOME FROM OPERATIONS         (10,560)       15,137

OTHER INCOME (EXPENSE)
 Interest income (Note 2)                    -           271
Interest expense (Note 2)                   -        (1,038)
                                         -          (767)
(LOSS) INCOME BEFORE INCOME TAX
 PROVISION                             (10,560)       14,370

PROVISION FOR INCOME TAX                   800           800

NET (LOSS) INCOME                      (11,360)       13,570

ACCUMULATED DEFICIT,
 beginning of period                  (239,957)     (232,337)

ACCUMULATED DEFICIT,
 end of period                       $(251,317)    $(218,767)

NET (LOSS) INCOME PER SHARE
 (Note 4)                            $    (.01)    $     .01

WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 4)                $1,329,809    $1,124,809

                        USA INTERNATIONAL CHEMICAL, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994




                                         Three Months Ended
                                     September 30,
                                          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                      $(11,360)     $13,570


ADJUSTMENTS TO RECONCILE NET (LOSS)
INCOME TO NET CASH (USED) PROVIDED
BY OPERATING ACTIVITIES:
 Changes in:
  Accounts receivable -net                     -          917
Accounts payable                         1,102       (2,283)
                                      1,102       (1,366)

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                    (10,258)      12,204

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in related party loans               -      (69,495)
Capital contributions                   10,000       56,996

        NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES             10,000      (12,499)

NET DECREASE IN CASH                       (258)         (295)

CASH, at beginning of period              1,502           295
CASH, at end of period                  $1,244     $      -
Supplemental Disclosures of Cash Flow Information:
 Income taxes paid                          800           800
Interest paid                                -         1,038

                      USA INTERNATIONAL CHEMICAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1995



NOTE 1 -  BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown. Such adjustments consisted only of normal recurring items.

The results of operations for the three-month periods are not necessarily indicative of the results to be expected for a full year of operations.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

On September 23, 1994, the Company's former President and Secretary and an affiliate of the Company, USA International Defense Systems, Inc., (Sellers) and the Company finalized a Stock Purchase Agreement whereby, the Sellers agreed to sell to Shane Investment Company, Inc. (Buyer) 88,200,000 shares of the Company's common stock for consideration of $69,000 in cash. Pursuant to the agreement, to complete the sale of stock, the Company's former President was required to repay his loan to the Company and the Company was required to repay its loan to USA International Defense Systems, Inc. and liquidate all other liabilities outstanding at the date of the sale. The liabilities were liquidated through the capital contribution into the Company by its former President of $56,996 prior to the sale. Upon closing and consummation of the agreement, all then current members of the Company's Board of Directors tendered their resignations as Directors, and Shane Investment Company's nominees were appointed to replace them on the Board. During the three months ended September 30, 1995 and 1994, the Company did not pay or accrue any amounts for compensation to officers.

The Company has undergone a change in management. Management recognizes that the Company has a history of losses and is evaluating various alternatives to recapitalize the Company which may provide the opportunity for the Company to continue as a going concern.

It is not possible to predict the success of management's efforts. If management is unable to achieve any of its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operations. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.



NOTE 2 -  RELATED PARTY TRANSACTIONS

Loans made to the former President of the Company were due on demand, with interest at 6.5% per annum. The loans were repaid in full in August, 1994.

Interest income for the three months ended September 30, 1994 included interest of $271 earned from the officer's loans.

Advances were due to a former affiliate, USA International
Defense Systems, Inc. (Defense) at June 30, 1994.   The advances
were payable on demand and bore interest at 6.5% per annum. The advances were repaid in full during September, 1994.

Interest expense for the three months September 30, 1994 included interest incurred on these advances of $1,038.

The Company and Defense shared common office facilities in Santa Monica, California until September 23, 1994. Defense charged the Company $300 per month for its share of occupancy expenses.
After the sale of stock in September 1994 (Note 1), the Company maintained its executive officers in space provided by the Company's President at no charge.


NOTE 3 -  MAJOR CUSTOMERS

The Company had no sales for the three-month period ended
September 30, 1995.

During the three months ended September 30, 1994, 89.9% and 10.1%, respectively, of the Company's sales were made to the Government of Taiwan and a single foreign customer in Singapore.

NOTE 4 -  NET (LOSS) INCOME PER SHARE

Net (loss) income per share has been computed based on the weighted average common shares outstanding during each period.

On April 19, 1995, the Company's stockholders approved a one for 100 reverse stock split with respect to outstanding Common Stock. All references to share and per share amounts of Common Stock have been adjusted to give effect to the reverse stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended September 30,
1995 as Compared to the Three Months Ended September 30, 1994:

Operating Activities

     There were no sales for the quarter ended September 30,
1995.   Due to the change of control of the Company in September,
1994, the Company is not expected to pursue any of the Company's former chemical or skin care products sales business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Sales for the quarter ended September 30, 1994 were $34,320 and were made prior to the change of control of the Company. A sale of $30,847 of chemical products to the Government of Taiwan accounted for most of the Company's sales volume during the quarter. Gross profit for the quarter totaled $16,943. Gross profit, as a percentage of sales, was 49.4% due to the high margin sale to the Government of Taiwan.

     Interest income for the three months ended September 30, 1994 consisted of interest earned of $271 from officer loans which were repaid in August 1994.

     Operating expenses totaled $10,560 during the quarter ended September 30, 1995 compared to $1,806 for the same quarter of 1994. The $8,754 increase was a direct result of higher legal and accounting fees incurred in connection with the Company's annual audit.

     Accounts payable increased $1,102 from $2,479 at June 30,
1995 to $3,581 at September 30, 1995. The increase resulted from higher professional fees incurred in connection with the Company's annual audit.

     During the three months ended September 30, 1995, net cash used by operations was $10,258. During the three months ended
September 30, 1994, net cash of $12,204 was provided by operations.

     Net loss totaled $11,360 for the three months ended September 30, 1995 compared to net income of $13,570 for the three months ended September 30, 1994, a decrease of $24,930. The decrease resulted primarily from the Company's having no operating revenues and incurring higher administrative expenses in the current quarter.

     In light of the foregoing, the Company will attempt to keep administrative expenses to a minimum. However, operating losses are anticipated until the Company establishes new lines of business.

     For the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or combination with the Company. There can be no assurance, however, that the Company will be successful in its efforts, or that other types of business transactions might not be considered.

     Capital Resources and Liquidity

     Pursuant to the terms of a Stock Purchase Agreement the Company liquidated its assets and liabilities during the three months ended September 30, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the three months ended September 30, 1995, capital was provided for operations from $10,000 in contributions from two of the Company's principal stockholders.

     The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

     During the three months ended September 30, 1994, the Company's then President repaid his loan receivable of $28,969.

     Borrowings of $98,464 from an affiliated corporation were repaid by the Company during the three months ended September 30, 1994.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1995

     The following financial summary shows the deficit of the
Company:

                              September 30,      June 30,
                                 1995             1995
                               (Unaudited)       Audited

Total Assets                  $    1,244         $  1,502
Total Liabilities                  3,581            2,479

Stockholders' Deficit         $   (2,337)        $   (977)



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company, or to which the Company or any of its officers or directors are a party, and to the knowledge of the Company's management, no claims have been made against the Company.


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No Exhibits

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            USA INTERNATIONAL CHEMICAL, INC.

Dated:  November 13, 1995



                            Yale Farar, President and
                            Chief Financial Officer
                            (Principal Accounting Person)