Form 10QSB
period 1995-12-31
USA INTERNATIONAL CHEMICAL INC
filed 1996-02-15
CIK 840399

__________________________________________________________________________



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995


                    Commission File Number 33-24608-LA

                     USA INTERNATIONAL CHEMICAL, INC.
          (Exact name of Registrant as specified in its charter)

            DELAWARE                                95-4068292
(State  or  other  jurisdiction  of      (I.R.S.Employer Identification Number)
   incorporation or organization)

   20720 Ventura Boulevard, Suite 210, Woodland Hills, California  91364
                 (Address of principal executive offices)

                           (818)       346-9595

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

                           YES: <checked-box>          NO: <square>


      Common Stock, $.00001 par value, 1,329,809 issued and outstanding as of January 31, 1996.


__________________________________________________________________________


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

      Set forth herein at pages F-1 to F-6

[                             Letterhead of                            ]
[                           Block & Handelman                          ]




           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
USA International Chemical, Inc.


We have reviewed the accompanying balance sheet of USA International Chemical, Inc. as of December 31, 1995 and the related statements of operations and accumulated deficit and cash flows for the three-month and six-month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



BLOCK & HANDELMAN

Los Angeles, California
February 5, 1996

                    USA INTERNATIONAL CHEMICAL, INC.
                             BALANCE SHEETS
                   DECEMBER 31, 1995 AND JUNE 30, 1995

                                 ASSETS

                                           December 31,   June 30,
                                               1995         1995
                                              (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash                                       $     690    $  1,502

      TOTAL CURRENT ASSETS                         690       1,502

      TOTAL ASSETS                           $     690    $  1,502





             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                           $     567    $  2,479

      TOTAL CURRENT LIABILITIES                    567       2,479

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.00001 par value, authorized
   50,000,000 shares, issued and outstanding
   1,329,809 shares (Notes 1 and 4)                 13          13
  Additional paid-in capital                   256,967     238,967
  Accumulated deficit                         (256,857)    (239,957)

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         123        (977)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)        $     690    $  1,502

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.
                                F-2

                      USA INTERNATIONAL CHEMICAL,INC.
       STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED) THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                             Three Months Ended     Six Months Ended
                                 DECEMBER 31           DECEMBER 31
                             1995        1994        1995       1994


SALES (Note 3)             $     -      $    -     $      -    $ 34,320

COST OF SALES                    -           -            -      17,377

  GROSS PROFIT                   -           -            -      16,943

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES     5,540       9,107       16,100      10,913

  (LOSS) INCOME FROM
   OPERATIONS               (5,540)      (9,107)    (16,100)      6,030

OTHER INCOME (EXPENSE)
  Interest income (Note 2)       -           -            -         271
  Interest expense (Note 2)      -        (196)           -      (1,234)
                                 -        (196)           -        (963)

  (LOSS) INCOME BEFORE
   INCOME TAX PROVISION     (5,540)     (9,303)     (16,100)      5,067

PROVISION FOR INCOME TAX         -           -          800         800

NET (LOSS) INCOME          $ (5,540)    $ (9,303)   (16,900)      4,267

ACCUMULATED DEFICIT,
 beginning of period                                (239,957)   (232,337)

ACCUMULATED DEFICIT,
 end of period                                     $ (256,857) $ (228,070)

NET (LOSS) INCOME PER SHARE
 (Note 4)                  $     -      $    (.01) $     (.01) $ -

WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 4)       1,329,809    1,124,809  1,329,809   1,124,809

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.
                                F-3

                     USA INTERNATIONAL CHEMICAL, INC.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                                     Six Months Ended
                                                     DECEMBER 31,
                                               1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                          $ (16,900)   $  4,267

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
   Changes in:
    Accounts receivable - net                       -          917
    Accounts payable                           (1,912)      (1,880)
    Income taxes payable                            -         (800)
                                               (1,912)      (1,763)

      NET CASH (USED) PROVIDED BY
       OPERATING ACTIVITIES                   (18,812)       2,504

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in related party loans                   -      (69,495)
  Capital contributions                        18,000       67,496

      NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES                    18,000       (1,999)

NET (DECREASE) INCREASE IN CASH                  (812)         505

CASH, at beginning of period                    1,502          295

CASH, at end of period                       $    690     $    800



Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                           $      -     $  1,600
 Interest paid                               $      -     $  1,038

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.
                                F-4

                 USA INTERNATIONAL CHEMICAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                SIX MONTHS ENDED DECEMBER 31, 1995

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown. Such adjustments consisted only of normal recurring items.

         The results of operations for the three-month and six-month periods are not necessarily indicative of the results to be expected for a full year of operations.

         The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes.

         The   accompanying   financial  statements  have  been  prepared  in
         conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

         On September 23, 1994, the Company's former President and Secretary and an affiliate of the Company, USA International Defense Systems, Inc., (Sellers) and the Company finalized a Stock Purchase Agreement whereby, the Sellers agreed to sell to Shane Investment Company, Inc. (Buyer) 88,200,000 shares of the Company's common stock for consideration of $69,000 in cash. Pursuant to the agreement, to complete the sale of stock, the Company's former President was required to repay his loan to the Company and the Company was required to repay its loan to USA International Defense Systems, Inc. and liquidate all other liabilities outstanding at the date of the sale. The liabilities were liquidated through the capital contribution into the Company by its former President of $56,996 prior to the sale. Upon closing and consummation of the agreement, all then current members of the Company's Board of Directors tendered their resignations as Directors, and Shane Investment Company's nominees were appointed to replace them on the Board. During the six months ended December 31, 1995 and 1994, the Company did not pay or accrue any amounts for compensation to officers.

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


                 USA INTERNATIONAL CHEMICAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                SIX MONTHS ENDED DECEMBER 31, 1995

NOTE 2 - RELATED PARTY TRANSACTIONS

         Loans  made  to  the  former  President of the Company were  due  on
         demand, with interest at 6.5% per  annum.   The loans were repaid in
         full in August, 1994.

         Interest income for the six months ended December 31, 1994 included interest of $271 earned from the officer's loans.

         Advances were due to a former affiliate, USA International Defense Systems, Inc. (Defense) at June 30, 1994. The advances were payable on demand and bore interest at 6.5% per annum. The advances were repaid in full during September, 1994.

         Interest expense for the six months December 31, 1994 included interest incurred on these advances of $1,038.

         The Company and Defense shared common office facilities in Santa Monica, California until September 23, 1994. Defense charged the Company $300 per month for its share of occupancy expenses. After the sale of stock in September 1994 (Note 1), the Company maintained its executive offices in space provided by the Company's President at no charge.


NOTE 3 - MAJOR CUSTOMERS

         The Company had no sales for the six-month period ended December 31, 1995.

         During the six months ended December 31, 1994, 89.9% and 10.1%, respectively, of the Company's sales were made to the Government of Taiwan and a single foreign customer in Singapore.


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




  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1994:

     OPERATING ACTIVITIES

     There were no sales for the six months ended December 31, 1995. Due to the change of control of the Company in September, 1994, the Company is not expected to pursue any of the Company's former chemical or skin care products sales business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Sales for the six months ended December 31, 1994 were $34,320 and were made prior to the change of control of the Company. A sale of $30,847 of chemical products to the Government of Taiwan accounted for most of the Company's sales volume during the six-month period. Gross profit for the six-month period totaled $16,943. Gross profit, as a percentage of sales, was 49.4% due to the high margin sale to the Government of Taiwan.

     Interest income for the six months ended December 31, 1994 consisted of interest earned of $271 from officer loans which were repaid in August 1994.

     Operating expenses totaled $16,100 during the six-months ended December 31, 1995 compared to $10,913 for the same period of 1994. The $5,187 increase was a direct result of higher legal and accounting fees incurred in connection with the Company's annual audit.

     During the six months ended December 31, 1995, net cash used by operations was $18,812. During the six months ended December 31, 1994, net cash of $2,504 was provided by operations.

     Accounts payable decreased $1,912 from $2,479 at June 30, 1995 to $567 at December 31, 1995. The decrease resulted from the use of available cash to reduce these accounts payable.

     Net loss totaled $16,900 for the six months ended December 31, 1995 compared to net income of $4,267 for the six months ended December 31, 1994, a decrease of $21,167. The decrease resulted primarily from the Company's having no operating revenues and incurring higher administrative expenses in the current six-month period.

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


     CAPITAL RESOURCES AND LIQUIDITY

     Pursuant to the terms of a Stock Purchase Agreement the Company liquidated its assets and liabilities during the six months ended December 31, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the six months ended December 31, 1995, capital was provided for operations from contributions from two of the Company's principal stockholders.

     Net cash of $18,000 was provided by financing activities for the six months ended December 31, 1995. Net cash used by financing activities for the six months ended December 31, 1994 was $1,999.

     During the six months ended December 31, 1995 and 1994, respectively, two principal stockholders contributed a total of $18,000 and $10,500 to the Company to fund its operations.

     During the six months ended December 31, 1994, the Company's then President repaid his loan receivable of $28,969 and contributed capital of $56,996 to the Company to pay its liabilities.

     Borrowings of $98,464 from an affiliated corporation were repaid by the Company during the six months ended December 31, 1994.

     The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

FINANCIAL CONDITION AS OF DECEMBER 31, 1995

     The following financial summary shows the equity (deficit) of the Company:

                               December 31,      June 30,
                                   1995            1995
                                (UNAUDITED)      (AUDITED)

     Total Assets              $    690          $  1,502
     Total Liabilities              567             2,479


     Stockholders' Equity      $    123          $   (977)
      (Deficit)

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

                               USA INTERNATIONAL CHEMICAL, INC.

Dated:  February 13, 1996


                                YALE FARAR
                               Yale Farar, President and
                               Chief Financial Officer
                               (Principal Accounting Person)