Form 10QSB
period 1996-03-31
USA INTERNATIONAL CHEMICAL INC
filed 1996-05-13
CIK 840399

__________________________________________________________________________



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                    Commission File Number 33-24608-LA

                     USA INTERNATIONAL CHEMICAL, INC.
          (Exact name of Registrant as specified in its charter)


DELAWARE                                             95-4068292
(State  or  other  jurisdiction  of                    (I.R.S.
incorporation or organization)                Employer Identification Number)


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

                           YES: <checked-box>          NO: <square>


      Common Stock, $.00001 par value, 1,335,809 issued and outstanding as of May 10, 1996.


__________________________________________________________________________


                                      INDEX

                                                                       PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1. Financial Statements (Unaudited)                            3
                                                                    F-1 to F-6

      ITEM 2. Management's Discussion and Analysis                        4


PART II - OTHER INFORMATION

      ITEM 1. Legal Proceedings                                           6

      ITEM 2. Changes in Securities                                       6

      ITEM 3. Defaults upon Senior Securities                             6

      ITEM 4. Submission of Matters to a Vote of Security Holders         6

      ITEM 5. Other Information                                           6

      ITEM 6. Exhibits and Reports on Form 8-K                            6






2483(b).jhj                     -1-

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

      Set forth herein at pages F-1 to F-6



2483(b).jhj                     -2-

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
USA International Chemical, Inc.


We have reviewed the accompanying balance sheet of USA International Chemical, Inc. as of March 31, 1996 and the related statements of operations and accumulated deficit and cash flows for the three-month and nine-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



BLOCK & HANDELMAN

Los Angeles, California
May 6, 1996

                 USA INTERNATIONAL CHEMICAL, INC.
                          BALANCE SHEETS
                 MARCH 31, 1996 AND JUNE 30, 1995



                                 ASSETS

                                             March 31,    June 30,
                                               1996         1995
                                              (UNAUDITED)   (AUDITED)
CURRENT ASSETS
  Cash                                       $      74    $  1,502

      TOTAL CURRENT ASSETS                          74       1,502

      TOTAL ASSETS                           $      74    $  1,502





                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                           $     170    $  2,479

      TOTAL CURRENT LIABILITIES                    170       2,479

STOCKHOLDERS' DEFICIT
  Common stock, $.00001 par value, authorized
   50,000,000 shares, issued and outstanding
   1,329,809 shares (Notes 1 and 4)                 13          13
  Additional paid-in capital                   261,967     238,967
  Accumulated deficit                         (262,076)    (239,957)

      TOTAL STOCKHOLDERS' DEFICIT                  (96)       (977)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $      74    $  1,502

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.
                                F-2

                 USA INTERNATIONAL CHEMICAL, INC.
   STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)
    THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995


                               Three Months Ended       Nine Months Ended
                                    MARCH 31                MARCH 31
                               1996         1995         1996       1995


SALES (Note 3)               $      -     $     -     $       -   $  34,320

COST OF SALES                       -           -             -      17,377

  GROSS PROFIT                      -           -             -      16,943

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        5,219       6,087        21,319      17,000

  LOSS FROM OPERATIONS         (5,219)     (6,087)      (21,319)        (57)

OTHER INCOME (EXPENSE)
  Interest income (Note 2)          -           -             -         271
  Interest expense (Note 2)         -        (242)            -      (1,476)
                                    -        (242)            -      (1,205)

  LOSS BEFORE INCOME
   TAX PROVISION               (5,219)     (6,329)      (21,319)     (1,262)

PROVISION FOR INCOME TAX            -           -           800         800

NET LOSS                     $ (5,219)    $ (6,329)     (22,119)     (2,062)

ACCUMULATED DEFICIT,
 beginning of period                                   (239,957)   (232,337)

ACCUMULATED DEFICIT,
 end of period                                        $ (262,076) $ (234,399)

NET LOSS PER SHARE
 (Note 4)                    $      -     $   (.01)   $     (.02) $ -

WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 4)         1,329,809    1,124,809   1,329,809   1,124,809

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.
                                F-3

                     USA INTERNATIONAL CHEMICAL, INC.
                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED MARCH 31, 1996 AND 1995


                                               Nine Months Ended
                                                   MARCH 31,
                                               1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                   $ (22,119)   $ (2,062)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATING ACTIVITIES:
   Changes in:
    Accounts receivable - net                       -          917
    Accounts payable                           (2,309)      (1,494)
    Income taxes payable                            -         (800)
                                               (2,309)      (1,377)

      NET CASH USED BY
       OPERATING ACTIVITIES                   (24,428)      (3,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in related party loans                   -      (69,495)
  Capital contributions                        23,000       74,496

      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                    23,000        5,001

NET (DECREASE) INCREASE IN CASH                (1,428)       1,562

CASH, at beginning of period                    1,502          295

CASH, at end of period                       $     74     $  1,857



Supplemental Disclosure of Cash Flow Information:
 Income taxes paid                           $    800     $  1,600
 Interest paid                               $      -     $  1,038

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.
                                F-4

                 USA INTERNATIONAL CHEMICAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
             NINE MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows for the periods shown. Such adjustments consisted only of normal recurring items.

         The results of operations for the three-month and nine-month periods are not necessarily indicative of the results to be expected for a full year of operations.

         The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes.

         The  accompanying  financial   statements   have  been  prepared  in
         conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

         On September 23, 1994, the Company's former President and Secretary and an affiliate of the Company, USA International Defense Systems, Inc., (Sellers) and the Company finalized a Stock Purchase Agreement whereby, the Sellers agreed to sell to Shane Investment Company, Inc. (Buyer) 88,200,000 shares of the Company's common stock for consideration of $69,000 in cash. Pursuant to the agreement, to complete the sale of stock, the Company's former President was required to repay his loan to the Company and the Company was required to repay its loan to USA International Defense Systems, Inc. and liquidate all other liabilities outstanding at the date of the sale. The liabilities were liquidated through the capital contribution into the Company by its former President of $56,996 prior to the sale. Upon closing and consummation of the agreement, all then current members of the Company's Board of Directors tendered their resignations as Directors, and Shane Investment Company's nominees were appointed to replace them on the Board. During the nine months ended March 31, 1996 and 1995, the Company did not pay or accrue any amounts for compensation to officers.

         The  Company  has undergone  a  change  in  management.   Management
         recognizes  that  the  Company  has  a  history  of  losses  and  is evaluating various alternatives to return the Company to an operating entity, which may provide the opportunity for the Company to continue as a going concern.

         It is not possible to predict the success of management's efforts. If management is unable to achieve any of its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operating. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

                 USA INTERNATIONAL CHEMICAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
             NINE MONTHS ENDED MARCH 31, 1996 AND 1995



NOTE 2 - RELATED PARTY TRANSACTIONS

         Loans made to the former President of the Company were due on demand, with interest at 6.5% per annum. The loans were repaid in full in August, 1994.

         Interest income for the nine months ended March 31, 1995 included interest of $271 earned from the officer's loans.

         Advances were due to a former affiliate, USA International Defense Systems, Inc. (Defense) at June 30, 1994. The advances were payable on demand and bore interest at 6.5% per annum. The advances were repaid in full during September, 1994.

         Interest expense for the nine months ended March 31, 1995 included interest incurred on these advances of $1,038.

         The Company and Defense shared common office facilities in Santa Monica, California until September 23, 1994. Defense charged the Company $300 per month for its share of occupancy expenses. After the sale of stock in September 1994 (Note 1), the Company maintained its executive offices in space provided by the Company's President at no charge.


NOTE 3 - MAJOR CUSTOMERS

         The Company had no sales for the nine-month period ended March 31, 1996.

         During the nine months ended March 31, 1995, 89.9% and 10.1%, respectively, of the Company's sales were made to the Government of Taiwan and a single foreign customer in Singapore.


NOTE 4 - NET LOSS PER SHARE

         Net loss per share has been computed based on the weighted average common shares outstanding during each period.

         On April 19, 1995, the Company's stockholders approved a one for 100 reverse stock split with respect to outstanding Common Stock. All references to share and per share amounts of Common Stock have been adjusted to give effect to the reverse stock split.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1996
AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1995:

     OPERATING ACTIVITIES

     There have been no sales for the nine months ended March 31, 1996. Due to the change of control of the Company in September, 1994, the Company is not pursuing any of the Company's former chemical or skin care products sales business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Sales for the nine months ended March 31, 1995 were $34,320 and were made prior to the change of control of the Company. A sale of $30,847 of chemical products to the Government of Taiwan accounted for most of the Company's sales volume during the nine-month period. Gross profit for the nine-month period totaled $16,943. Gross profit, as a percentage of sales, was 49.4% due to the high margin sale to the Government of Taiwan.

     Interest income for the nine months ended March 31, 1995 consisted of interest earned of $271 from officer loans which were repaid in August 1994.

     Operating expenses totaled $21,319 during the nine-months ended March 31, 1996 compared to $17,000 for the same period of 1995. The $4,319 increase was a direct result of higher legal and accounting fees incurred in connection with the Company's annual audit.

     During the nine months ended March 31, 1996, net cash used by operations was $24,428. During the nine months ended March 31, 1995, net cash of $3,439 was used by operations.

     Accounts payable decreased $2,309 from $2,479 at June 30, 1995 to $170 at March 31, 1996. The decrease resulted from the use of available cash to reduce these accounts payable.

     Net loss totaled $22,119 for the nine months ended March 31, 1996 compared to a net loss of $2,062 for the nine months ended March 31, 1995, an increase in net loss of $20,057. The increase in net loss resulted primarily from the Company's having no operating revenues and incurring higher administrative expenses in the current nine-month period.

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


     CAPITAL RESOURCES AND LIQUIDITY

     Pursuant to the terms of a Stock Purchase Agreement the Company liquidated its assets and liabilities during the nine months ended March 31, 1995. Since September 30, 1994, the Company has generated no revenues from operations. During the nine months ended March 31, 1996, capital was provided for operations from contributions from two of the Company's principal stockholders.

     Net cash of $23,000 was provided by financing activities for the nine months ended March 31, 1996. Net cash provided by financing activities for the nine months ended March 31, 1995 was $5,001.

     During the nine months  ended March 31, 1996 and 1995, respectively, two
principal  stockholders  contributed   a   total   of   $23,000  and  $17,500
respectively, to the Company to fund its operations.

     During the nine months ended March 31, 1995, the Company's then President repaid his loan receivable of $28,969 and contributed capital of $56,996 to the Company to pay its liabilities.

     Borrowings of $98,464 from an affiliated corporation were repaid by the Company during the nine months ended March 31, 1995.

     The  Company  expects   to   fund  its  ongoing  capital  needs  through
investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

FINANCIAL CONDITION AS OF MARCH 31, 1996

     The following financial summary shows the deficit of the Company:

                               March 31,      June 30,
                                   1996         1995
                                (UNAUDITED)   (AUDITED)

     Total Assets              $     74       $  1,502
     Total Liabilities              170          2,479


     Stockholders' Deficit     $    (96)      $   (977)

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

                               USA INTERNATIONAL CHEMICAL, INC.

Dated:  May 10, 1996


                               \S\ YALE FARAR
                               Yale Farar, President and
                               Chief Financial Officer
                               (Principal Accounting Person)