Form 10KSB
period 1996-06-30
USA INTERNATIONAL CHEMICAL INC
filed 1996-09-24
CIK 840399

______________________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended JUNE 30, 1996 Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
           (Exact name of Registrant as specified in its charter)


    DELAWARE                         95-4068292
   (State of other jurisdiction of   (I.R.S. Employer Identification Number)
   incorporation or organization)

20720 Ventura Boulevard, Ste. 210  WOODLAND HILLS, CALIFORNIA    91364
(Address of Principal Executive Offices)                         (Zip Code)

     Registrant's telephone number including area code:       (818) 346-9595


     Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       YES    X       NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
     10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $-0-

     The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of July 31, 1996, was $615,104.

The number of shares outstanding of the issuer's common stock as of August 30, 1996 was 1,341,809.

     Documents Incorporated By Reference:
           S-18 Registration Statement effective November 10, 1988.

     Transitional Small Business Disclosure Format: Yes      No   X



PART I

ITEM 1.  BUSINESS

THE COMPANY

The Company was originally incorporated in the State of California on June 25, 1986, under the name "USA International Chemical, Inc." On August 22, 1988, the Company changed its corporate domicile to the State of Delaware, through a merger into a newly formed Delaware corporation named "USA International Chemical, Inc."

In April, 1989, the Company completed a public offering of 22,481,000 units, each unit consisting of one share of common stock and one Class A purchase warrant, at an offering price of $.01 per Unit. The net proceeds of that offering to the Company were approximately $155,000.

On August 27, 1994, the Company's three largest shareholders (the "Selling Shareholder Group") entered into a Stock Purchase Agreement in which they agreed to sell 88,200,000 of the Company's common stock to Shane Investment Company, Inc. for $69,000 in cash. These shares represented approximately 78% of the Company's then outstanding common shares. This Stock Purchase Agreement closed on September 23, 1994 at which time Shane Investment Company, Inc. assumed ownership of the 88,200,000 shares of the Company's common stock becoming the Company's largest single shareholder.

On September 23, 1994, a Special Meeting of the Company's Board of Directors was held to elect Yale Farar and Harold S. Fleischman to the Company's Board of Directors. On September 24, 1994, in conjunction with the sale of their shares in the Company, Edward Kislinger and Cathy Waterman resigned as directors and officers of the Company. At that time Yale Farar became Chairman, President and Chief Financial Officer of the Company while Harold S. Fleischman became the Company's Secretary.

PAST OPERATIONS

In December, 1989, the Company sold its customer list for sales of various chemicals and other product lines for the maintenance of aircraft to Gerald Fields & Co., an unaffiliated company, for $6,000. Gerald Fields & Co. also received certain equipment and fixtures related to this business from the Company and took over the Company's obligations under its lease on facilities located in Rancho Cucamonga, California.

As additional consideration for this sale, Gerald Fields & Co. is required to pay the Company a percentage of its aerospace chemical sales in excess of $200,000 per year through 1995 based on the following schedule:
                                             Percentage
     AMOUNT OF SALES                     TO THE COMPANY

     $200,001 to $250,000                    5.0%
     $250,001 to $400,000                    7.5%
     $400,001 to $500,000                    8.0%
     $500,001 or more                       10.0%

These amounts, if any, were payable annually. Through December 5, 1995, (the expiration of the "earnout" period), Gerald Fields & Co. had not had annual gross sales in excess of $200,000. Consequently, no additional consideration was ever realized by the Company.

Until September, 1994, the Company sold a line of skin care products through a foreign distributor. The Epicuren line of skin care products was manufactured by Epicuren, Inc. of Mission Viejo, California, and includes a six step program of scrub, cleanser, conditioner, concentrate, gel and moisturizer. The Company had no written agreement with the manufacturer, but understood that it had the sole right to distribute these products in Singapore.

Between July and September, 1994, the Company expanded its product line and sold lint free cloth to a foreign customer.

The Company was also involved in the purchase and resale of various chemical products to the Government of Taiwan.

The Company's warranty obligations under its former lines of business are limited to the replacement of defective products, which in turn are replaced by the manufacturer.

PRESENT OPERATIONS

As a result of the change of control of the Company in September 1994, all past business operations were discontinued and the Company does not expect to pursue any of the Company's former lines of business. Consequently, since September 1994, the Company has had no operating revenues and the Company does not anticipate any revenues from business operations until the Company develops or acquires new business lines.

Since September 1994 and for the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or a combination with the Company. Pursuant to this activity, Management is constantly in discussions with a variety of companies and individuals that could result, either very quickly or in the distant future, in a business acquisition or combination. Because of this approach, the announcement of a definitive or consummated transaction involving the Company could happen at any time. There can be no assurance as to when or if such an acquisition or combination might occur or that other types of business transactions might not be considered and entered into by the Company.

EMPLOYEES

At present, the Company has one part-time employee. Yale Farar, the President of the Company, devotes approximately 10% of his time to the Company's business. Harold Fleischman, the Company's Secretary, is employed by the Company on an as-needed basis.

ITEM 2.  PROPERTIES

The Company's President currently provides office space to the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 29, 1996. Although notice of the meeting was sent to all shareholders of record, proxies were not solicited because shareholders, owning or controlling a majority of the voting common stock outstanding, attended and voted at the meeting. At the Annual Meeting, two directors, Yale Farar and Harold S. Fleischman, were nominated and elected to the Company's Board of Directors. The shareholder vote with respect to the election of directors was as follows:

                    789,000 Shares For
                      -0- Shares Withheld
                      -0- Shares Abstentions

The Company also sought ratification of Ernst & Young LLP as the Company's independent public accountants and auditors. Ernst & Young LLP was ratified by votes as follows:

                    789,000 Shares For Ratification
                      -0- Shares Against

There  were  no other matters proposed or voted  on  at  the  Company's  Annual
Meeting.


                                PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. PRINCIPAL MARKET OR MARKETS. The Company's common stock is listed for trading on the OTC Market's Electronic Bulletin Board where it is currently listed under the symbol "USXC." The following table sets forth the high and low bid quotations for the Company's stock, as reported by the National Quotation Bureau, Inc. for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                   COMMON STOCK
                                BID            ASK
    QUARTER ENDED          HIGH     LOW      HIGH   LOW

September 30, 1994         No Bid   No Bid   No Record
December 31, 1994          No Bid   No Bid   No Record
March 31, 1995             No Bid   No Bid   No Record
June 30, 1995              No Bid   No Bid   No Record
September 30, 1995          5/8      3/8     1 5/8   3/4
December 31, 1995           5/8      3/8     1 5/8   3/4
March 31, 1996              5/8      3/8     1 5/8   3/4
June 30, 1996               5/8      3/8     1 5/8   3/4

b. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of the Company's common stock at August 31, 1996 was 250.

c. DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Pursuant to the terms of a Stock Purchase Agreement, the Company liquidated substantially all of its assets and liabilities during the first three months of its 1995 fiscal year. For the remaining nine months of the Company's fiscal year ended June 30, 1995, the Company generated no revenues from operations. Capital was provided for operations from the proceeds from the sale of 200,000 shares of common stock for $20,500 to the principal stockholders of the Company.

During the fiscal year ended June 30, 1996 the principal stockholders made capital contributions of $30,000 which was used to pay for operating expenses.

The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

OPERATING ACTIVITIES

During the three months ended September 30, 1994, net cash provided by operations was $12,204. During the remaining nine months of the Company's fiscal year 1995, cash of $21,885 was used in operations. During the fiscal years ended June 30, 1996 and 1995, the Company used cash of $28,089 and $9,681, respectively, in operations.

Accounts payable and accrued expenses decreased $2,238 from $2,479 at June 30, 1995 to $241 at June 30, 1996. The reduction resulted from the payment of outstanding obligations at June 30, 1995.

The Company issued 6,000 shares of its common stock each to a director and a financial consultant who rendered services to the Company during the 1996 fiscal year.

Since the change of control of the Company in September 1994, the Company has not pursued any of its former chemical or skin care products sales business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected. In light of the foregoing, the Company will attempt to keep administrative expenses to a minimum. However, operating losses are anticipated until the Company establishes or acquires new lines of business.

For the foreseeable future the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or combination with the Company. There can be no assurance, however, that the Company will be successful in its efforts, or that other types of business transactions might not be considered.

FINANCING ACTIVITIES

Net cash provided by financing activities was $30,000 for the year ended June 30, 1996, and $10,888 for the year ended June 30, 1995.

During the 1995 fiscal year's first three months ended September 30, 1994, the Company's former President repaid his loan receivable of $31,856 and contributed an additional $56,996 of capital to the Company to pay its liabilities. In addition, borrowings of $98,464 from an affiliated corporation were repaid by the Company during the three months ended September 30, 1994. Principal stockholders purchased 200,000 shares of the Company's Common Stock for $20,500 during the remaining nine months of the fiscal year ended June 30, 1995.

FINANCIAL CONDITION

The following is a financial summary of the Company:

                                  JUNE 30, 1995     JUNE 30, 1996

     Total Assets                    $1,502            $3,413
     Total Liabilities               (2,479)             (241)

     Stockholders' Equity (Deficit) $  (977)           $3,172

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1996 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1995

There were no sales or cost of sales for the year ended June 30, 1996 compared to net sales of $34,320 and cost of sales of $17,377 for the year ended June 30, 1995.

General and administrative expenses increased $3,255 to $26,201 in 1996 from $22,946 in 1995. The increase was principally from additional costs in 1996 in seeking and evaluating various opportunities to recapitalize the Company as a going concern.

There was no interest income or interest expense in fiscal 1996 compared to $271 and $1,038, respectively, in fiscal 1995. The receivable and obligation which gave rise to the interest were collected or paid during fiscal 1995.

The net loss for the year ended June 30, 1996 of $27,051 resulted from expenses incurred and the absence of revenues.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1995 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1994:

Net sales for the fiscal year ended June 30, 1995 were $34,320 (all in the first quarter) as compared to sales of $11,101 for the fiscal year ended June 30, 1994. The increase of $23,219 in sales volume resulted from a $30,847 sale of chemical products to the Government of Taiwan in the first quarter of fiscal 1995. Gross profit, as a percentage of sales, increased from 24.6% for the year ended June 30, 1994 to 49.4% for the year ended June 30, 1995 due to the high margin achieved on the sale to the Government of Taiwan.

Interest income for the years ended June 30, 1995 and 1994, respectively, consisted of interest earned of $271 and $1,628 from an officer loan.

Operating expenses totaled $22,946 during the year ended June 30, 1995 compared to $12,829 for the fiscal year 1994. This $10,117 increase was a direct result of higher legal and accounting fees paid during the fiscal year including fees in connection with completing the Stock Purchase Agreement and recapitalizing the Company's common stock.

The net loss totaled $7,620 for the year ended June 30, 1995 compared to a net loss of $16,005 for the year ended June 30, 1994, a decrease of $8,385, which resulted primarily from increased sales and the related margin achieved on these sales.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements are set forth on pages F-1 through F-9 attached as an exhibit to this document. See "Item 13. Exhibits and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.


                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Officers of the Company are as follows:

NAME                    AGE           POSITION

Yale Farar              58      Chairman of the Board, President and
                                Chief Financial Officer

Harold S. Fleischman    54      Director and Secretary

YALE FARAR has served as the Company's President, Chief Financial Officer, Treasurer and Chairman since September, 1994. Mr. Farar has been engaged in venture capital and real estate activities individually and through his wholly-owned corporation, Shane Investment Company, Inc., for over 20 years, having loaned money and taken equity positions in various private and public companies.

HAROLD S. FLEISCHMAN has served as a Director and Secretary since September, 1994. Mr. Fleischman has been an attorney for over 25 years and currently maintains his own private practice in Encino, California. He earned both a Bachelor's degree and Law degree from UCLA.

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.

The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.

ITEM 10.  EXECUTIVE COMPENSATION

During the last three fiscal years ended June 30, 1996, 1995 and 1994, the Company did not pay or accrue any amounts for compensation to its Executive Officers. The Company does not anticipate any salary to its Executive Officers for the current fiscal year.

One officer of the Company received 6,000 shares of restricted common stock as compensation for services as a Director. Although Directors do not receive compensation for their services as such, they may be reimbursed for expenses incurred in attending Board meetings.

On May 10, 1996 the Board of Directors adopted the USA International Chemical, Inc. 1996 Stock Option Plan which is a non-qualified option plan under the Internal Revenue Code (i.e. certain advantageous tax provisions are not available to participants). The Company allocated 500,000 shares of common stock which may be issued pursuant to the Stock Option Plan. Officers, directors, employees and other persons rendering valuable services to the Company are eligible to receive options pursuant to the Stock Option Plan. As of June 30, 1996, no options had been granted under this Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock.

TITLE OF CLASS    NAME AND ADDRESS OF           AMOUNT AND NATURE OF     PERCENT
                  BENEFICIAL OWNERS             BENEFICIAL OWNERSHIP    OF CLASS

Common            Yale Farar, President(1)           419,550(2)         31.3%
                  Shane Investment Company, Inc.
                  20720 Ventura Blvd., Ste. 210
                  Woodland Hills, California 91364

Common            Sim Farar(1)(3)                    369,500            27.5%
                  20501 Ventura Blvd., Ste. 116     (Individually)
                  Woodland Hills, CA  91364

Common            Justin B. Farar(3)                  75,000             5.6%
                  20501 Ventura Blvd., Ste. 116    (Individually)
                  Woodland Hills, CA  91364

Common            Joel D. Farar(3)                    75,000             5.6%
                  20501 Ventura Blvd., Ste. 116    (Individually)
                  Woodland Hills, CA  91364

Common            Beth Farar(4)                       99,059            7.4%
                  15915 Ventura Blvd., Ste. 301   (Individually)
                  Encino, CA  91436


(1) Yale Farar and Sim Farar are brothers but disclaim any beneficial ownership of each others shares.

(2) 100,000 shares are held by Shane Investment Company, Inc. of which Yale Farar is the CEO and sole shareholder; 269,350 are held by Mr. Farar, personally; and 50,000 shares are held in Mr. Farar's IRA.

(3) Justin Farar and Joel Farar are the sons of Sim Farar. Sim Farar may be deemed to have beneficial ownership of the shares held by his younger son, Joel, but disclaims beneficial ownership of shares held by his older son, Justin.

(4) Beth Farar is the daughter of Yale Farar. Mr. Farar disclaims any beneficial ownership of shares held by Ms. Farar.

The following table sets forth, as of August 31, 1996, the stock ownership of each officer and director individually and all directors and officers of the Company as a group.

TITLE OF CLASS   NAME AND ADDRESS OF            AMOUNT AND NATURE OF  PERCENT
                 BENEFICIAL OWNERS              BENEFICIAL OWNERSHIP  OF CLASS
Common           Yale Farar, President          419,550(1)            31.3%
                 Shane Investment Company, Inc.
                 20720 Ventura Blvd., Ste. 210
                 Woodland Hills, CA  91364

Common           Harold S. Fleischman, Director  6,000                0.4%
                 15915 Ventura Blvd., Ste. 301
                 Encino, California  91436     _______               _____

Common           Ownership by Management as    425,550               31.7%
                 a Group (2 persons)


(1) 100,000 shares are held by Shane Investment Company, Inc. of which Yale Farar is the CEO and sole shareholder; 269,350 shares are held by Mr. Farar, personally; and 50,000 shares are held in Mr. Farar's IRA.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Yale Farar and Sim Farar (principal shareholders of the Company) have invested funds in the Company to pay for operating expenses and to provide working capital to the Company. During fiscal year 1996, these contributions totalled $30,000 which were reflected in the financial statements as additional paid in capital.

The Company's principal shareholders anticipate making additional contributions or advances to the Company on an as-needed basis until such time as the Company establishes or acquires an operating business.

The Company currently maintains its executive offices in space provided by the Company's President, Yale Farar, at no charge.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   The following documents are being filed as part of this report:
                                                                   PAGE
           (1)  FINANCIAL STATEMENTS


                Report of Independent Auditors - Ernst & Young LLP.F-1

                Balance sheet as of June 30, 1996..................F-2

                Statements of Operations for the years ended
                June 30, 1996 and 1995.............................F-3

                Statements of Stockholders' Equity for the
                years ended June 30, 1996 and 1995.................F-4

                Statements of Cash Flows for the years ended
                June 30, 1996 and 1995.............................F-5

                Notes to Financial Statements...............F-6 to F-8

           (2)  EXHIBITS

EXHIBIT
NO.        DESCRIPTION                     LOCATION

3.1        Articles of Incorporation and    Incorporated by reference to
           Bylaws                           Exhibit No. 3.1 to the
                                            Registrant's S-18 Registration
                                            Statement (No. 33-24608-LA)

3.2       Certificate of Amendment to       Attached hereto
          Certificate of Incorporation

10.1      1996 Stock Option Plan            Attached hereto

22.1      Shareholder Letter reporting      Attached hereto
          on Annual Shareholder Meeting

          (b) Reports on Form 8-K

          None.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           USA INTERNATIONAL CHEMICAL, INC.


Dated:  September 23, 1996       By:  YALE FARAR

                                Yale Farar, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                CAPACITY                                DATE



YALE FARAR               President, Chief Executive          September 23, 1996
Yale Farar               Officer, Treasurer, (Principal
                         Financial and Accounting Officer)
                         and Director



HAROLD S. FLEISCHMAN    Secretary and Director               September 23, 1996
Harold S. Fleischman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Non-reporting Issuers.

On May 17, 1996 the Registrant sent to its shareholders a Notice of Annual Meeting of Shareholders to be held May 29, 1996. Proxies were not solicited, however, a copy of the Annual Report included with this Notice is provided to the Commission herewith but is not deemed to be "filed" with the Commission.



                Report of Independent Auditors

Board of Directors
USA International Chemical, Inc.

We have audited the accompanying balance sheet of USA International Chemical,Inc. as of June 30, 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In  our  opinion,  the  financial  statements referred to  above  present fairly, in all material respects, the financial position of USA International Chemical, Inc. as of June 30, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that USA International Chemical, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, under existing circumstances, there is substantial doubt about the ability of USA
International Chemical, Inc. to continue as a going concern at June 30, 1996. Management's plans in regard to that matter also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



August 28, 1996

               USA International Chemical, Inc.

                         Balance Sheet

                              June 30, 1996


ASSETS

Current assets:

Cash                                              $3,413
Total assets                                      $3,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses            $  241
Stockholders' equity:
Common Stock, $.00001 par value,
authorized 50,000,000 shares,
issued and outstanding 1,341,809 shares
(NOTES 1 AND 5)                                      13
Additional paid-in capital                      270,167
Retained deficit                               (267,008)
Total stockholders' equity                        3,172
Total liabilities and stockholders' equity      $ 3,413

SEE ACCOMPANYING NOTES.

USA International Chemical, Inc.

                   Statements of Operations


                                                 YEAR ENDED JUNE 30
                                           1996              1995

Sales (NOTE 4)                            $  -             $ 34,320
Cost and expenses:
Cost of sales                              -                 17,377
General and administrative expenses        26,201            22,946
                                           26,201            40,323
Loss from operations                       (26,201)          (6,003)
Other income (expense):
Interest income (NOTE 3)                   -                 271
Interest expense (NOTE 3)                  -                 (1,038)
                                           -                 (767)
Loss before income tax provision           (26,201)          (6,770)
Income tax provision                       850               850
Net loss                                $  (27,051)      $   (7,620)
Net loss per share                      $     (.02)      $     (.01)
Weighted average shares outstanding      1,330,138        1,163,714

SEE ACCOMPANYING NOTES.

USA International Chemical, Inc.

             Statements of Stockholders' Equity


                                                  Additional
                             Common Stock       Paid-in   Retained
                          Shares     Amount     Capital   Deficit      Total

Balance at June 30, 1994  1,124,809  $ 11     $ 160,960  $(232,337)  $ (71,366)
Capital contribution in
  September 1994 (NOTE 1)    -          -        56,996      -          56,996
Sale of Common Stock
  (NOTE 5)                  200,000     2        20,498      -          20,500
Stock issued for services     5,000     -           513      -             513
Net loss for year ended
   June 30, 1995             -          -             -    (7,620)      (7,620)

Balance at June 30, 1995  1,329,809    13       238,967  (239,957)        (977)
Capital contributions        -          -        30,000      -          30,000
Stock issued for services    12,000     -         1,200      -           1,200
Net loss for year ended
June 30, 1996                -          -             -   (27,051)     (27,051)
Balance at June 30, 1996  1,341,809  $ 13     $ 270,167$ (267,008)     $ 3,172

SEE ACCOMPANYING NOTES.

USA International Chemical, Inc.

          Statements of Cash Flows


                                                     YEAR ENDED JUNE 30
                                                    1996               1995
OPERATING ACTIVITIES
Net loss                                         $ (27,051)         $ (7,620)
Adjustments to reconcile net loss to net cash
 use in operating activities:
Stock issued for services                            1,200               513
Changes in operating assets and liabilities:
Trade accounts receivable                            -                 2,530
Accounts payable and accrued expenses               (2,238)           (4,304)
Income taxes payable                                 -                  (800)
Net cash used in operating activities              (28,089)           (9,681)
FINANCING ACTIVITIES
Capital contributions                               30,000            56,996
Proceeds from the sale of Common Stock               -                20,500
Decrease in related party loans                      -               (66,608)
Net cash provided by financing activities           30,000            10,888
Net increase in cash                                 1,911             1,207
Cash at beginning of year                            1,502               295
Cash at end of year                                $ 3,413           $ 1,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                           $  -              $ 1,038
Income taxes                                       $ 850             $   850

SEE ACCOMPANYING NOTES.

1. BASIS OF PRESENTATION

USA International Chemical, Inc. (the Company) was incorporated in the state of Delaware and was in the business of supplying skin care products produced by United States manufacturers to foreign distributors.

On September 23, 1994, the Company's former President and Secretary and an affiliate of the Company, USA International Defense Systems, Inc., (Sellers) and the Company finalized a Stock Purchase Agreement whereby, the Sellers agreed to sell to Shane Investment Company, Inc. (Buyer) 882,000 shares of the Company's Common Stock for consideration of $69,000 in cash. Pursuant to the agreement, to complete the sale of stock, the Company's former President was required to repay his loan to the Company and the Company was required to repay its loan to USA International Defense Systems, Inc. and liquidate all other liabilities outstanding at the date of the sale. The liabilities were liquidated through the capital contribution into the Company of $56,996 prior to the sale. Upon closing and consummation of the agreement, all then current
members   of   the   Company's   Board  of  Directors  tendered  their
resignations as Directors, and Shane Investment Company, Inc.'s nominees were appointed to replace them on the Board. During 1996 and 1995, the Company did not pay or accrue any amounts for compensation to officers.

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

                    USA International Chemical, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECOGNITION OF REVENUE

Revenue from goods provided under customer contracts is recognized when the merchandise is shipped.

INCOME TAXES

At June 30, 1996, the Company has federal and state operating loss carryforwards of approximately $210,000 and $84,000, respectively, expiring in years 2004 through 2012. Given the change in ownership (Note
1), the Company does not believe it will be able to utilize approximately $177,000 (federal) and $67,000 (state) of these operating loss carryforwards to reduce future taxable income. With respect to the remaining operating loss carryforwards of $33,000 (federal) and $17,000 (state), certain further ownership changes will result in an annual limitlation on their utilization. As a result, no benefit has been recorded in the financial statements related to such operating losses as their realization is not assured.

NET LOSS PER SHARE

Net loss per share has been computed based on the weighted average common shares outstanding during each year.

On April 19, 1995 the Company's stockholders approved a one for 100 reverse stock split with respect to outstanding Common Stock. All references to share and per share amounts of Common Stock have been adjusted to give effect to the reverse stock split.

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with maturities of three months or less.

                    USA International Chemical, Inc.

3. RELATED PARTY TRANSACTIONS

Interest income for the year ended June 30, 1995 includes interest of $271 earned from loans to a former officer.

Interest expense for the year ended June 30, 1995 includes $1,038 on advances from a former affiliate.

Through September 1994, the Company and a former affiliate shared common office facilities in Santa Monica, California. The former affiliate charged the Company $300 per month for its share of occupancy expenses. After the sale of stock in September 1994 (Note 1), the Company maintained its executive offices in space provided by the Company's President at no charge.

4. MAJOR CUSTOMERS

During  the year ended June 30, 1995, all of the Company's  revenue was derived  from  sales  to two foreign customers. Sales to one customer
accounted  for  approximately   89.9%  of  sales,  and  another  customer
accounted for approximately 10.1% of sales.

5. STOCKHOLDERS' EQUITY

In April 1995, 200,000 shares of Company stock were sold to parties related to Shane Investment Company, Inc. (Note 1) for $20,500.

During the year ended June 30, 1996, the Company adopted the USA International Chemical, Inc. 1996 Stock Option Plan (Plan). The Plan is a nonqualified plan under which options to purchase up to 500,000 shares of Common Stock may be issued. The exercise price shall be determined by the Plan administrator; however, in the case of Incentive Stock Option grants, the exercise price shall be 100% of the fair market value at date of grant (110% in the case of options granted to an optionee who owns more than 10% of the Company's Common Stock). Option terms shall be determined by the Plan administrator, but no later than 10 years after date of grant or five years for Incentive Stock Options to optionees who own more than 10% of the Company's Common Stock.

No options have been granted under the Plan.