Form 10QSB
period 1996-09-30
USA INTERNATIONAL CHEMICAL INC
filed 1996-11-12
CIK 840399

__________________________________________________________________________



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                    Commission File Number 33-24608-LA

                     USA INTERNATIONAL CHEMICAL, INC.
          (Exact name of Registrant as specified in its charter)

           DELAWARE                                    95-4068292
          (State or other jurisdiction  of     I.R.S. employer Identification
           incorporation or organization)      Number)

   20720 Ventura Boulevard, Suite 210, Woodland Hills, California  91364
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

                           YES: <checked-box>          NO: <square>


      Common Stock, $.00001 par value, 1,341,809 issued and outstanding as of November 1, 1996.


__________________________________________________________________________


                                 INDEX

                                                                 PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited)  .....................3

     ITEM 2.  Management's Discussion and Analysis...................8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings......................................9

     ITEM 2.  Changes in Securities..................................9

     ITEM 3.  Defaults upon Senior Securities........................9

     ITEM 4.  Submission of Matters to a Vote of Security Holders....9

     ITEM 5.  Other Information......................................9

     ITEM 6.  Exhibits and Reports on Form 8-K......................10

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   USA INTERNATIONAL CHEMICAL, INC.
                       BALANCE SHEET (UNAUDITED)
                          SEPTEMBER 30, 1996

                                ASSETS

     CURRENT ASSETS
          Cash                                                 $398

          Total Assets                                         $398


                 LIABILITIES AND STOCKHOLDERS DEFICIT


     CURRENT LIABILITIES
          Accounts payable and accrued expenses             $8,156

     STOCKHOLDERS' DEFICIT (NOTES 1 AND 2)
          Common stock, $.00001 par value, authorized
          50,000,000 shares, issued and outstanding
          1,341,809 shares                                      13
          Additional paid-in capital                       274,167
          Accumulated deficit                             (281,938)

               Total Stockholders Deficit                   (7,758)

               Total Liabilities and Stockholders' Deficit    $398


See accompanying notes.

                      USA INTERNATIONAL CHEMICAL, INC.
                    STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   Three Months Ended
                                                     SEPTEMBER 30,
                                                   1996         1995

     SALES                                    $     --     $     --

     GENERAL AND ADMINISTRATIVE EXPENSES          14,930       10,560
           Loss from Operations                  (14,930)     (10,560)

           Loss Before Income Tax Provision      (14,930)     (10,560)

     PROVISION FOR INCOME TAX                    _____            800

     NET LOSS                                   $(14,930)     (11,360)

     NET LOSS PER SHARE                         $   (.01)        (.01)

     WEIGHTED AVERAGE SHARES OUTSTANDING       1,341,809    1,329,809


See accompanying notes.


                      USA INTERNATIONAL CHEMICAL, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                            Three Months Ended
                                                               SEPTEMBER 30,
                                                             1996       1995

     OPERATING ACTIVITIES:

           Net Cash Used in Operating Activities            $(7,015) $(10,258)

           Financing Activities:
                Capital contributions                         4,000    10,000

                Net Cash Provided by Financing Activities     4,000    10,000

     NET DECREASE IN CASH                                    (3,015)     (258)

     Cash at beginning of period                              3,413     1,502
     Cash at end of period                                  $   398    $1,244

     Supplemental Disclosures of Cash Flow Information:
           Income taxes paid                                             $800


See accompanying notes.



                      USA INTERNATIONAL CHEMICAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    THREE MONTHS ENDED SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1996 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the three months ended September 30, 1996 principal shareholders contributed $4,000 to the Company.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995:

     OPERATING ACTIVITIES

     There were no sales for the quarters ended September 30, 1996 or 1995. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Operating expenses totaled $14,930 during the quarter ended September 30, 1996 compared to $10,560 for the same quarter of 1995. The $4,370 increase was a direct result of higher legal and accounting fees incurred.

     Accounts payable increased $7,915 from $241 at June 30, 1996 to $8,156 at September 30, 1996. The increase resulted from professional fees incurred during the quarter.

     During the three months ended September 30, 1996, net cash used by operations was $7,015. During the three months ended September 30, 1995, net cash of $10,258 was used by operations.

     Net loss totaled $14,930 for the three months ended September 30, 1996 compared to a net loss of $11,360 for the three months ended September 30, 1995, an increase of $3,570. The increase resulted primarily from the Company's having incurred higher administrative expenses (principally legal and accounting fees) in the current quarter.

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

     CAPITAL RESOURCES AND LIQUIDITY

     Pursuant to the terms of a Stock Purchase Agreement the Company liquidated its assets and liabilities during the three months ended September 30, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the three months ended September 30, 1996, capital was provided for operations from $4,000 in contributions from two of the Company's principal stockholders. During the three months ended September 30, 1995, capital for operations was provided from $10,000 in contributions from these principal stockholders, or other affiliates of the Company.

     The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 1996

     The  following  financial  summary  shows  the equity or  deficit  of  the
Company:

                                         September 30, June 30,
                                         1996             1996
                                              (UNAUDITED)

     Total Assets                     $   398          $  3,413
     Total Liabilities                  8,156               241

     Stockholders' Equity (Deficit)   $(7,758)         $  3,172


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

Dated:  November 5, 1996         YALE FARAR

                                 Yale Farar, President and
                                 Chief Financial Officer
                                 (Principal Accounting Person)