Form 10QSB
period 1996-12-31
USA INTERNATIONAL CHEMICAL INC
filed 1997-01-22
CIK 840399

__________________________________________________________________________



                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


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

                           YES: [ X ]          NO:


   Common Stock, $.00001 par value, 1,341,809 issued and outstanding as of January 15, 1997.


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

     ITEM 6.  Exhibits and Reports on Form 8-K.......................9

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   USA INTERNATIONAL CHEMICAL, INC.
                       BALANCE SHEET (UNAUDITED)
                          DECEMBER 31, 1996

                                ASSETS

CURRENT ASSETS
     Cash                                             $1,165

     Total Assets                                     $1,165



                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                     $-0-

STOCKHOLDERS' EQUITY (NOTES 1 AND 2)
     Common stock, $.00001 par value, authorized
     50,000,000 shares, issued and outstanding
     1,341,809 shares                                     13
     Additional paid-in capital                      284,167
     Accumulated deficit                            (283,015)

          Total Stockholders' Equity                   1,165

          Total Liabilities and Stockholders' Equity  $1,165











See accompanying notes.

                       USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995



                               Three Months Ended        Six Months Ended
                                  DECEMBER 31,             DECEMBER 31,
                               1996          1995        1996        1995

SALES                          $    -        $   --      $   --      $   --

GENERAL AND ADMINISTRATIVE
  EXPENSES                       1,077         5,540       16,007      16,100

LOSS BEFORE INCOME TAX
  PROVISION                     (1,077)       (5,540)     (16,007)    (16,100)

PROVISION FOR INCOME TAX        _______      ________     ________        800

NET LOSS                        $(1,077)     $(5,540)    $(16,007)   $(16,900)
                                =======      =======     ========    ========

NET LOSS PER SHARE              $   --       $   --      $   (.01)   $   (.01)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 1,341,809    1,329,809    1,341,809   1,329,809














See accompanying notes.

                   USA INTERNATIONAL CHEMICAL, INC.
                 STATEMENTS OF CASH FLOWS (UNAUDITED)
              SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                                Six Months Ended
                                                   DECEMBER 31,
                                                1996        1995

OPERATING ACTIVITIES:

  Net Cash Used in Operating Activities         $(16,248)   $(18,812)

FINANCING ACTIVITIES:
  Capital contributions                           14,000      18,000

  Net Cash Provided by Financing Activities       14,000      18,000

NET DECREASE IN CASH                              (2,248)       (812)

CASH at beginning of period                        3,413       1,502
CASH at end of period                            $ 1,165    $    690

Supplemental Disclosures of Cash Flow Information:   --          --










See accompanying notes.

                   USA INTERNATIONAL CHEMICAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                  SIX MONTHS ENDED DECEMBER 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1996 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' EQUITY

During the six months ended December 31, 1996 principal shareholders contributed $14,000 to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OPERATING ACTIVITIES

     There were no sales for the six months ended December 31, 1996 or 1995. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Operating expenses were $1,077 for the quarter ended December 31, 1996 and $16,007 for the six months ended December 31, 1996 compared to $5,540 and $16,100, respectively, for the same periods last year. The decrease for the second quarter was a direct result of lower legal and accounting fees.

     During the six months ended December 31, 1996, net cash used by operations was $16,248 compared to $18,812 for the same period last year.

     Net loss totaled $1,077 for the three months and $16,007 for the six months ended December 31, 1996, compared to a net loss of $5,540 for the three months ended December 31, 1995 and $16,900 for the six months ended December 31, 1995. The decrease for the three months ended December 31, 1996 resulted primarily from the Company's having incurred lower legal and accounting fees in the current quarter.

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

     CAPITAL RESOURCES AND LIQUIDITY

     Since September 30, 1994, the Company has generated no revenues from operations. During the six months ended December 31, 1996, capital was provided from $14,000 in contributions from two of the Company's principal stockholders.

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

                               SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   USA INTERNATIONAL CHEMICAL, INC.


Dated:  January 20, 1997             YALE FARAR
                                   Yale Farar, President and
                                   Chief Financial Officer
                                   (Principal Accounting Person)