Form 10QSB
period 1997-03-31
USA INTERNATIONAL CHEMICAL INC
filed 1997-05-02
CIK 840399

__________________________________________________________________________



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                FORM 10-QSB


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

                          YES:  <checked-box>          NO:  <square>


      Common Stock, $.00001 par value, 1,341,809 issued and outstanding as of April 30, 1997.


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

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   USA INTERNATIONAL CHEMICAL, INC.
                       BALANCE SHEET (UNAUDITED)
                            MARCH 31, 1997

                                ASSETS

     CURRENT ASSETS

          Cash                                                         $ 8,598
                                                                       -------
          Total Assets                                                 $ 8,598
                                                                       =======

                 LIABILITIES AND STOCKHOLDERS DEFICIT


     CURRENT LIABILITIES
          Accounts payable and accrued expenses                        $ 1,500
                                                                       -------
     STOCKHOLDERS' DEFICIT (NOTES 1 AND 2)
          Common stock, $.00001 par value, authorized
          50,000,000 shares, issued and outstanding
          1,341,809 shares                                                  13
          Additional paid-in capital                                   311,167
          Accumulated deficit                                         (304,082)
                                                                      ---------
               Total Stockholders Deficit                                7,098
                                                                      ---------
               Total Liabilities and Stockholders' Deficit            $  8,598
                                                                      =========


See accompanying notes.

                      USA INTERNATIONAL CHEMICAL, INC.
                    STATEMENTS OF OPERATIONS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          Three Months Ended             Nine Months Ended

                                               MARCH 31,                    MARCH 31,
                                         1997           1996         1997              1996

SALES                                $      --      $      --    $       --        $      --

GENERAL AND ADMINISTRATIVE EXPENSES     21,067          5,219        37,074           21,319
                                     ----------     ----------   -----------       ----------
LOSS BEFORE INCOME TAX PROVISION       (21,067)        (5,219)      (37,074)         (21,319)

PROVISION FOR INCOME TAX                    --             --            --              800
                                     ----------     ----------    ----------       ----------
NET LOSS                             $ (21,067)     $  (5,219)    $ (37,074)       $ (22,119)
                                     ==========     ==========    ==========       ==========
NET LOSS PER SHARE                   $    (.02)     $      --     $    (.03)       $    (.02)

WEIGHTED AVERAGE SHARES OUTSTANDING   1,341,809      1,329,809     1,341,809        1,329,809


See accompanying notes.

                         USA INTERNATIONAL CHEMICAL, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                     NINE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                             Nine Months Ended
                                                                  MARCH 31,
                                                           1997           1996

     OPERATING ACTIVITIES:

           Net Cash Used in Operating Activities        $(35,815)     $(24,428)
                                                        ---------     ---------
     FINANCING ACTIVITIES:
           Capital contributions                          41,000        23,000
                                                        ---------     ---------
           Net Cash Provided by Financing Activities      41,000         3,000
                                                        ---------     ---------
     NET INCREASE (DECREASE) IN CASH                       5,185        (1,428)

     CASH at beginning of period                           3,413         1,502
                                                        ---------     ---------
     CASH at end of period                              $  8,598      $     74
                                                        =========     =========
     Supplemental Disclosures of Cash Flow Information:       --            --



     See accompanying notes.

                         USA INTERNATIONAL CHEMICAL, INC.
                           NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1996 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the nine months ended March 31, 1997 principal shareholders contributed $41,000 to the Company.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     OPERATING ACTIVITIES

     There were no sales for the nine months ended March 31, 1997 or 1996. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     General and administrative expenses were $21,067 for the quarter ended March 31, 1997 and $37,074 for the nine months ended March 31, 1997 compared to $5,219 and $21,319, respectively, for the same periods last year. The increase in expenses in the current quarter and nine months was the result of expenses in connection with the identification and review of potential mergers, none of which were consummated.

     During the nine months ended March 31, 1997, net cash used by operations was $35,815 compared to $24,428 for the same period last year as a result of higher expenditures during the most recent quarter.

     Net loss totaled $21,067 for the three months and $37,074 for the nine months ended March 31, 1997, compared to a net loss of $5,219 for the three months ended March 31, 1996 and $22,119 for the nine months ended March 31, 1996. The increase for the three months and nine months ended March 31, 1997 was the result of increased expenses discussed in the second paragraph above.

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

     CAPITAL RESOURCES AND LIQUIDITY

     Since September 30, 1994, the Company has generated no revenues from operations. During the nine months ended March 31, 1997, capital was provided from $41,000 in contributions from two of the Company's principal stockholders.

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


DATED:  May 1, 1997                         USA INTERNATIONAL CHEMICAL, INC.


                                            YALE FARAR

                                            Yale Farar, President and
                                            Chief Financial Officer
                                            (Principal Accounting Person)