Form 10KSB40
period 1997-06-30
USA INTERNATIONAL CHEMICAL INC
filed 1997-09-19
CIK 840399

_______________________________________________________________________________

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended JUNE 30, 1997 Commission File Number 33-24608-LA

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

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of July 31, 1997 was $520,729.

The number of shares outstanding of the issuer's common stock as of August 29, 1997 was 1,341,809.

Documents Incorporated By Reference:
S-18 Registration Statement effective November 10, 1988.

Transitional Small Business Disclosure Format: Yes      No   X

                                PART I

ITEM 1.  BUSINESS

THE COMPANY

USA International Chemical, Inc. (the "Company" was originally incorporated in the State of California on June 25, 1986. On August 22, 1988, the Company changed its corporate domicile to the State of Delaware, through a merger into a newly formed Delaware corporation named "USA International Chemical, Inc."

In April, 1989, the Company completed a public offering of 22,481,000 units, each unit consisting of one share of common stock and one Class A purchase warrant, at an offering price of $.01 per Unit. The net proceeds of that offering to the Company were approximately $155,000.

On August 27, 1994 the Company's three largest shareholders (the "Selling Shareholder Group") entered into a Stock Purchase Agreement in which they agreed to sell 88,200,000 of the Company's common stock to Shane Investment Company, Inc. for $69,000 in cash. These shares represented approximately 78% of the Company's then outstanding common shares. This Stock Purchase Agreement closed on September 23, 1994 at which time Shane Investment Company, Inc. assumed ownership of the 88,200,000 shares of the Company's common stock becoming the Company's largest single shareholder.

At that time Yale Farar became Chairman of the Board, President and Chief Financial Officer of the Company while Harold S. Fleischman became a Director and the Company's Secretary.

PAST OPERATIONS

In December 1989 the Company sold its customer list for sales of various chemicals and other product lines for the maintenance of aircraft to Gerald Fields & Co., an unaffiliated company, for $6,000. Gerald Fields & Co. also received certain equipment and fixtures related to this business from the Company and took over the Company's obligations under its lease on facilities
located in Rancho Cucamonga, California.   The purchase price for the above
assets was $6,000, plus a five year earn out provision based on annual gross sales in excess of $200,000. The earn out period expired in 1995 with no additional consideration earned or paid to the Company.

Until September 1994 the Company sold a line of skin care products through a foreign distributor. The Epicuren line of skin care products was manufactured by Epicuren, Inc. of Mission Viejo, California, and includes a six step program of scrub, cleanser, conditioner, concentrate, gel and moisturizer. The Company had no written agreement with the manufacturer, but understood that it had the sole right to distribute these products in Singapore.

Between July and September, 1994 the Company expanded its product line and sold lint free cloth to a foreign customer.

The Company was also involved in the purchase and resale of various chemical products to the Government of Taiwan. This line of business was also discontinued in September 1994.

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

Since September 1994 and for the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or a combination with the Company. Pursuant to this activity, Management is constantly evaluating and holding discussions with a variety of companies and individuals that could result, either very quickly or in the distant future, in a business
acquisition or combination.   Because of this approach, the announcement of a
definitive or consummated transaction involving the Company could happen at any time. There can be no assurance as to when or if such an acquisition or combination might occur or that other types of business transactions might not be considered and entered into by the Company.

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

None

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

                                   COMMON STOCK

                                BID               ASK
QUARTER ENDED               HIGH   LOW        HIGH    LOW
September 30, 1995          5/8    3/8        1 5/8   3/4
December 31, 1995           5/8    3/8        1 5/8   3/4
March 31, 1996              5/8    3/8        1 5/8   3/4
June 30, 1996               5/8    3/8        1 5/8   3/4

September 30, 1996          5/8    1/2        1 5/8   7/8
December 31, 1996           5/8    5/8        1 5/8   3/4
March 31, 1997              5/8    5/8        1 5/8 1 5/8
June 30, 1997               5/8    5/8        1 5/8 1 5/8


b. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of the Company's common stock at August 29, 1997 was 250.

c. DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Since September, 1994 the Company has generated no revenues from operations.

At June 30, 1997 the Company had cash (and working capital) of $5,524, compared to cash of $3,413 and working capital of $3,172 at June 30, 1996. During fiscal 1997 and 1996, capital contributions of $41,000 and $30,000, respectively were made to the Company by principal stockholders in order to provide working capital necessary to continue operations.

The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

During the fiscal years ended June 30, 1997 and 1996, the Company used cash of $38,889 and $28,089, respectively, in operations.

Accounts payable and accrued expenses decreased $241 from $241 at June 30, 1996 to $-0- at June 30, 1997.

The Company issued 6,000 shares of its common stock each to a director and a financial consultant who rendered services to the Company during the 1996 fiscal year.

The Company has no current operations which generate sales. Until the company develops or acquires new business lines, no operating revenues are expected and operating losses are anticipated.

For the foreseeable future the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition or other business combination. there can be no assurance, however, that the Company will be successful in its efforts, or that other types of business transaction might not be considered.

FINANCING ACTIVITIES

Net cash provided by financing activities was $41,000 for the year ended June 30, 1997 and $30,000 for the year ended June 30, 1996.

FINANCIAL CONDITION

The following is a financial summary of the Company:

                           JUNE 30, 1996    JUNE 30, 1997

Total Assets                   $3,413           $5,524
Total Liabilities                (241)            -0-
                               -------          ------
Stockholders' Equity (Deficit) $3,172           $5,524
                               ======           ======

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1997 AS COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1996

There were no sales nor cost of sales for the year ended June 30, 1997 or June 30, 1996.

General and Administrative expenses amounted to $37,893 for the year ended June 30, 1997 an increase of $11,692 from the $26,201 for the year ended June 30, 1996. The increase was principally legal expenses and other costs incurred in connection with the evaluation of potential mergers, none of which were consummated.

Net loss amounted to $38,648 for the year ended June 30, 1997 compared to $27,051 for the year ended June 30, 1996. The increase in the net loss of $11,597 was the result of increased expenses discussed in the second paragraph hereof.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Officers of the Company are as follows:

NAME                 AGE       POSITION

Yale Farar           59        Chairman of the Board, President and
                               Chief Financial Officer

Harold S. Fleischman 55        Director and Secretary

YALE FARAR has served as the Company's President, Chief Financial Officer, Treasurer and Chairman since September 1994. Mr. Farar has been engaged in venture capital and real estate activities individually and through his wholly-owned corporation, Shane Investment Company, Inc., for over 20 years, having loaned money and taken equity positions in various private and public companies.

HAROLD S. FLEISCHMAN has served as a Director and Secretary since September 1994. Mr. Fleischman has been an attorney for over 25 years and currently maintains his own private practice in Encino, California. He earned both a Bachelor's degree and Law degree from UCLA.

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.

The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.

ITEM 10.  EXECUTIVE COMPENSATION

During the last three fiscal years ended June 30, 1997, 1996 and 1995, the Company did not pay or accrue any amounts for compensation to its Executive Officers. The Company does not anticipate any salary to its Executive Officers for the current fiscal year.

In fiscal year 1996 one officer of the Company received 6,000 shares of restricted common stock as compensation for services as a Director. Although irectors do not receive compensation for their services as such, they may be reimbursed for expenses incurred in attending Board meetings.

On May 10, 1996 the Board of Directors adopted the USA International Chemical, Inc. 1996 Stock Option Plan which is a non-qualified option plan under the Internal Revenue Code (i.e. certain advantageous tax provisions are not available to participants). The Company allocated 500,000 shares of common stock which may be issued pursuant to the Stock Option Plan. Officers, directors, employees and other persons rendering valuable services to the Company are eligible to receive options pursuant to the Stock Option Plan.
As of June 30, 1997 no options had been granted under this Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of August 29, 1997 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock.

TITLE OF  NAME & ADDRESS OF         AMOUNT &  NATURE OF BENEFICIAL  PERCENT
CLASS     BENEFICIAL OWNERS                OWNERSHIP                OF CLASS

Common    Yale Farar, President(1)        419,550(2)                31.3%
          Shane Investment Co. Inc.
          20720 Ventura Blvd., Ste. 210
          Woodland Hills, CA 91364

Common    Sim Farar (1)(3)                369,500                   27.5%
          20501 Ventura Blvd., Ste. 116  (Individually)
          Woodland Hills, CA 91364

Common    Justin B. Farar (3)              75,000                    5.6%
          20501 Ventura Blvd., Ste. 116   (Individually)
          Woodland Hills, CA 91364

Common    Joel D. Farar (3)                75,000                    5.6%
          20501 Ventura Blvd., Ste. 116   (Individually)
          Woodland Hills, CA 91364

Common    Beth Farar (4)                   99,059                    7.4%
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

The following table sets forth, as of August 29, 1997 the stock ownership of each officer and director individually and all directors and officers of the Company as a group.

TITLE OF  NAME AND ADDRESS OF            AMOUNT AND NATURE OF       PERCENT
CLASS     BENEFICIAL OWNERS              BENEFICIAL OWNERSHIP       OF CLASS

Common    Yale Farar, President               419,550(1)                 31.3%
          Shane Investment Company, Inc.
          20720 Ventura Blvd., Ste. 210
          Woodland Hills, CA 91364

Common    Harold S. Fleischman, Director        6,000                     0.4%
          15915 Ventura Blvd., Ste. 301
          Encino, California  91436            _______                   _____

Common    Ownership by Management              425,550                   31.7%
          as a Group (2 persons)


(1) 100,000 shares are held by Shane Investment Company, Inc. of which Yale Farar is the CEO and sole shareholder; 269,350 shares are held by Mr. Farar, personally; and 50,000 shares are held in Mr. Farar's IRA.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Yale Farar and Sim Farar (principal shareholders of the Company) have invested funds in the Company to pay for operating expenses and to provide working capital to the Company. During fiscal year 1997, these contributions totaled $41,000 which were reflected in the financial statements as additional paid in capital.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are being filed as part of this report:

                                                         PAGE

(1) FINANCIAL STATEMENTS

Report of Independent Auditors - Ernst & Young LLP        F-1

Balance sheet as of June 30, 1997                         F-2

Statements of Operations for the years ended
 June 30, 1997 and 1996                                   F-3

Statements of Stockholders' Equity for the
 years ended June 30, 1997 and 1996                       F-4

Statements of Cash Flows for the years ended
 June 30, 1997 and 1996                                   F-5

Notes to Financial Statements                      F-6 to F-8

(2) EXHIBITS

EXHIBIT
NO.         DESCRIPTION                   LOCATION

3.1         Articles of Incorporation     Incorporated by reference to
            and Bylaws                    Exhibit No. 3.1 to the
                                          Registrant's S-18 Registration
                                          Statement (No. 33-24608-LA)

(b) Reports on Form 8-K:

    None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 USA INTERNATIONAL CHEMICAL, INC.


Dated:  September 15, 1997       By:   YALE FARAR
                                       Yale Farar, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             CAPACITY                       DATE

YALE FARAR            President, Chief Executive     September 15, 1997
Yale Farar            Officer, Treasurer, (Principal
                      Financial and Accounting Officer)
                      and Director

HAROLD S. FLEISCHMAN  Secretary and Director         September 15, 1997
Harold S. Fleischman

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Non-reporting Issuers.

No annual report or proxy material has been sent to security holders during the last fiscal year.

                    Report of Independent Auditors

Board of Directors
USA International Chemical, Inc.

We have audited the accompanying balance sheet of USA International Chemical, Inc. as of June 30, 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA International
Chemical, Inc. as of June 30, 1997 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that USA International Chemical, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, under existing circumstances, there is substantial doubt about the ability of USA International Chemical, Inc. to continue as a going concern at June 30, 1997. Management's plans in regard to that matter also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 12, 1997
                                  F-1

                   USA International Chemical, Inc.

                             Balance Sheet

                             June 30, 1997

ASSETS

Current assets:
  Cash                                                       $5,524
                                                             ------
Total assets:                                                $5,524
                                                             ======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:                                       $-
Stockholders' equity:
Common Stock, $.00001 par value, authorized 50,000,000
 share issued and outstanding 1,341,809 shares (NOTE 4)      13
 Additional paid-in capital:                                 311,167
 Retained deficit:                                          (305,656)
                                                            ---------
Total stockholders'equity:                                     5,524
                                                            ---------
Total liabilities and stockholders' equity:                   $5,524
                                                            =========

SEE ACCOMPANYING NOTES.

                   USA International Chemical, Inc.

                       Statements of Operations

                                                   YEAR ENDED JUNE 30
                                                  1997          1996

Sales                                            $ -           $ -
General and administrative expenses               37,893        26,201
                                                 ---------------------
                                                  37,893        26,201
                                                 ---------------------
Loss before income tax provision                 (37,893)      (26,201)
Income tax provision                                 755           850
                                                 ---------------------
Net loss                                        $(38,648)     $(27,051)
                                               ========================
Net loss per share                                 $(.03)        $(.02)
                                               ========================
Weighted average shares outstanding            1,341,809     1,330,138
                                               ========================

SEE ACCOMPANYING NOTES.

                   USA International Chemical, Inc.

                  Statements of Stockholders' Equity

                                                  Additional
                              Common Stock         Paid-in      Retained
                            Shares     Amount      Capital      Deficit       Total
Balance at June 30, 1995    1,329,809   $13        $238,967     $(239,957)    $  (977)
Capital contributions        -          -            30,000      -             30,000
Stock issued for services      12,000   -             1,200      -              1,200
Net loss for year ended
June 30, 1996                -          -           -            (27,051)     (27,051)
                            ----------------------------------------------------------

Balance at June 30, 1996    1,341,809    13         270,167     (267,008)       3,172
Capital contributions        -          -            41,000       -            41,000
Net loss for year ended
June 30, 1997                -          -           -            (38,648)     (38,648)
                            ----------------------------------------------------------

Balance at June 30, 1997    1,341,809   $13        $311,167    $(305,656)      $5,524
                            ==========================================================

SEE ACCOMPANYING NOTES.

                   USA International Chemical, Inc.

                       Statements of Cash Flows

                                                      YEAR ENDED JUNE 30
                                                      1997          1996

OPERATING ACTIVITIES
Net loss                                        $(38,648)         $(27,051)
Adjustments to reconcile net loss to net
cash used in operating activities:
 Stock issued for services                         -                 1,200
 Changes in operating assets and liabilities:
  Accounts payable and accrued expenses             (241)           (2,238)
                                                -----------------------------
Net cash used in operating activities            (38,889)          (28,089)

FINANCING ACTIVITIES
Capital contributions                             41,000            30,000
                                                ----------------------------
Net cash provided by financing activities         41,000            30,000
                                                ----------------------------
Net increase in cash                               2,111             1,911
Cash at beginning of year                          3,413             1,502
Cash at end of year                               $5,524            $3,413
                                                ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Income taxes                                       $ 755            $  850
                                                 ===========================

SEE ACCOMPANYING NOTES.

                   USA International Chemical, Inc.

                     Notes to Financial Statements

                             June 30, 1997

1. BASIS OF PRESENTATION

USA International Chemical, Inc. (the Company) was incorporated in the state of Delaware and since September 1994 the Company has no operating revenue and does not anticipate any revenues from business operations until the Company develops or acquires new business lines. Management recognizes that the Company has a history of losses and is evaluating various alternatives to recapitalize the Company which may provide the opportunity for the Company to continue as a going concern.

It is not possible to predict the success of management's efforts. If management is unable to achieve any of its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operations. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

At June 30, 1997 the Company has federal and state operating loss carryforwards of approximately $248,000 and $103,000, respectively, expiring in years 2004 through 2013. As a result of a change in ownership in 1994, the Company does not believe it will be able to utilize approximately $177,000 (federal) and $67,000 (state) of these operating loss carryforwards to reduce future taxable income. With respect to the remaining operating loss carryforwards of $71,000 (federal) and $36,000 (state), future ownership
changes would result in an annual limitation on their utilization.   No benefit
has been recorded in the financial statements related to such operating losses as their realization is not assured.

NET LOSS PER SHARE

Net loss per share has been computed based on the weighted average common shares outstanding during each year.

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with maturities of three months or less.

                   USA International Chemical, Inc.

3. RELATED PARTY TRANSACTIONS

The Company maintains its executive offices in space provided by the Company's President at no charge.

During 1996 and 1997, the Company did not pay or accrue any amounts for compensation to officers.

4. STOCKHOLDERS' EQUITY

The Company has a USA International Chemical, Inc. 1996 Stock Option Plan
(Plan). The Plan is a nonqualified plan under which options to purchase up to 500,000 shares of Common Stock may be issued. The exercise price shall be determined by the Plan administrator; however, in the case of Incentive Stock Option grants, the exercise price shall be 100% of the fair market value at date of grant (110% in the case of options granted to an optionee who owns more than 10% of the Company's Common Stock). Option terms shall be determined by the Plan administrator, but no later than 10 years after date of grant or five years for Incentive Stock Options to optionees who own more than 10% of the Company's Common Stock.

No options have been granted under the Plan.