Form 10QSB
period 1997-09-30
USA INTERNATIONAL CHEMICAL INC
filed 1997-11-12
CIK 840399

_______________________________________________________________________________


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549



                              FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

       YES    X       NO


Common Stock, $.00001 par value, 1,341,809 issued and outstanding as of October 20, 1997.

                                    INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ............................3

     ITEM 2.  Management's Discussion and Analysis ........................8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings............................................9

     ITEM 2.  Changes in Securities........................................9

     ITEM 3.  Defaults upon Senior Securities..............................9

     ITEM 4.  Submission of Matters to a Vote of Security Holders..........9

     ITEM 5.  Other Information............................................9

     ITEM 6.  Exhibits and Reports on Form 8-K............................10

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       USA INTERNATIONAL CHEMICAL, INC.
                           BALANCE SHEET (UNAUDITED)
                              SEPTEMBER 30, 1997


                                   ASSETS


CURRENT ASSETS

     Cash                                                              $ 2,617

     Total Assets                                                      $ 2,617



                     LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES

     Accounts payable and accrued expenses                            $  1,741

STOCKHOLDERS' EQUITY (NOTES 1 AND 2)

     Common stock, $.00001 par value, authorized
     50,000,000 shares, issued and outstanding
     1,341,809 shares                                                       13
     Additional paid-in capital                                        314,167
     Accumulated deficit                                              (313,304)
                                                                      ---------
     Total Stockholders Equity                                             876
                                                                      ---------
     Total Liabilities and Stockholders' Equity                       $  2,617
                                                                      =========



See accompanying notes.

                       USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                       Three Months Ended
                                                          SEPTEMBER 30,

                                                    1997                1996

SALES                                         $       --           $        --
GENERAL ADMINISTRATIVE EXPENSES                    6,848                14,930
                                              -----------          ------------
     Loss from Operations                         (6,848)              (14,930)
                                              -----------          ------------
     Loss Before Income Tax Provision             (6,848)              (14,930)
                                              -----------          ------------
PROVISION FOR INCOME TAX                             800                    --
                                              -----------          ------------
Net Loss                                      $   (7,648)          $   (14,930)
                                              -----------          ------------
Net Loss Per Share                            $     (.01)          $      (.01)
                                              ===========          ============
Weighted Average Shares Outstanding            1,341,809             1,341,809




See accompanying notes.

                       USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                             Three Months Ended
                                                                SEPTEMBER 30,

OPERATING ACTIVITIES:                                 1997                1996

     Net Cash Used in Operating Activities        $ (5,907)           $ (7,015)
     Financing Activities:
          Capital Contributions                      3,000               4,000
                                                 ----------           ---------
     Net Cash Provided by Financing Activities       3,000               4,000
                                                 ----------           ---------
NET DECREASE IN CASH                                (2,907)             (3,015)
Cash at beginning of period                          5,524               3,413
                                                  ---------            --------
Cash at end of period                             $  2,617             $   398
                                                  =========            ========
See accompanying notes

                       USA INTERNATIONAL CHEMICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1997 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the three months ended September 30, 1997 principal shareholders contributed $3,000 to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

     OPERATING ACTIVITIES

     There were no sales for the three months ended September 30, 1997 or 1996. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Operating expenses totaled $6,848 during the quarter ended September 30, 1997 compared to $14,930 for the same quarter of 1996. The $8,082 decrease was a direct result of lower legal and accounting fees incurred.

     During the three months ended September 30, 1997, net cash used by operations was $5,907. During the three months ended September 30, 1996, net cash of $7,015 was used by operations.

     Net loss totaled $7,648 for the three months ended September 30, 1997 compared to a net loss of $14,930 for the three months ended September 30, 1996, a decrease of $7,282. The decrease resulted primarily from the Company's having incurred higher administrative expenses (principally legal and accounting fees) in the prior quarter.

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

     CAPITAL RESOURCES AND LIQUIDITY

     Pursuant to the terms of a Stock Purchase Agreement, the Company liquidated its assets and liabilities during the three months ended September 30, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the three months ended September 30, 1997, capital was provided for operations from $3,000 in contributions from two of the Company's principal stockholders. During the three months ended September 30, 1996, capital for operations was provided from $4,000 in contributions from these principal stockholders, or other affiliates of the Company.

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


DATED:  October 23, 1997                 USA INTERNATIONAL CHEMICAL, INC.



                                          YALE FARAR

                                          Yale Farar
                                          President and Chief Financial Officer
                                         (Principal Accounting Person)