Form 10QSB
period 1997-12-31
USA INTERNATIONAL CHEMICAL INC
filed 1998-01-30
CIK 840399

_______________________________________________________________________________
                          UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549



                              FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

     ITEM 6.  Exhibits and Reports on Form 8-K.............................9

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       USA INTERNATIONAL CHEMICAL, INC.
                           BALANCE SHEET (UNAUDITED)
                               DECEMBER 31, 1997


                                   ASSETS


CURRENT ASSETS

     Cash                                   $ 2,357
                                            -------

     Total Assets                           $ 2,357
                                            -------
                                            -------



                     LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES                                     $ -0-

STOCKHOLDERS' EQUITY (NOTES 1 AND 2)

     Common stock, $.00001 par value, authorized
     50,000,000 shares, issued and outstanding
     1,341,809 shares                                      13
     Additional paid-in capital                       317,167
     Accumulated deficit                             (314,823)
                                                    ----------
     Total Stockholders Equity                          2,357
                                                    ----------

     Total Liabilities and Stockholders' Equity     $   2,357
                                                    ----------
                                                    ----------




See accompanying notes.

                      USA INTERNATIONAL CHEMICAL, INC.
                    STATEMENTS OF OPERATIONS (UNAUDITED)





                                        Three Months Ended    Six Months Ended
                                         DECEMBER 31,            DECEMBER 31,
                                       -------------------    ----------------
                                       1997          1996     1997        1996

SALES                          $       --  $       --   $      --  $       --
GENERAL ADMINISTRATIVE EXPENSES     1,519       1,007       8,367      16,007
                                ---------   ---------   ---------  -----------
     Loss from Operations          (1,519)     (1,077)     (8,367)    (16,007)
                                ---------   ---------   ---------  -----------

PROVISION FOR INCOME TAX               --          --         800          --
                                ---------   ---------   ---------  -----------
Net Loss                       $   (1,519) $   (1,077) $   (9,167) $  (16,007)
                                ---------   ---------   ---------  -----------
Net Loss Per Share             $       --  $       --  $     (.01) $     (.01)
                                ---------   ---------   ---------  -----------
                                ---------   ---------   ---------  -----------
Weighted Average Shares         1,341,809   1,341,809   1,341,809   1,341,809
   Outstanding





See accompanying notes.

                       USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)







                                                              Six Months Ended
                                                                 DECEMBER 31,

OPERATING ACTIVITIES:                              1997                1996

     Net Cash Used in Operating Activities        $(9,167)           $(16,248)
     Financing Activities:
          Capital Contributions                     6,000              14,000
                                                  --------            --------
     Net Cash Provided by Financing Activities      6,000              14,000
                                                  --------            --------
NET DECREASE IN CASH                               (3,167)             (2,248)
Cash at beginning of period                         5,524               3,413
                                                  --------            --------
Cash at end of period                              $2,357              $1,165
                                                  --------            --------
                                                  --------            --------


See accompanying notes

                       USA INTERNATIONAL CHEMICAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1997 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the six months ended December 31, 1997 principal shareholders contributed $6,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OPERATING ACTIVITIES

     There were no sales for the six month period ended December 31, 1997 or 1996. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Operating expenses totaled $1,519 for the quarter ended December 31, 1997 and $8,367 for the six months ended December 31, 1997. This compares to $1,077 for quarter ended December 31, 1996 and $16,007 for the six month period ended December 31, 1996. The $7,640 decrease for the six month period was a direct result of lower legal and accounting fees incurred.

     During the six months ended December 31, 1997, net cash used by operations was $9,167. During the six months ended December 31, 1996, net cash of $16,248 was used by operations.

     Net loss totaled $1,519 for the three months ended December 31, 1997 and $9,167 for the six months ended December 31, 1997 compared to a net loss of $1,077 and $16,007 for the comparable periods last year. The $6,840 decrease in net losses for the six month period ended December 31, 1997 resulted primarily from the Company having incurred higher administrative expenses (principally legal and accounting fees) in the prior period.

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

     CAPITAL RESOURCES AND LIQUIDITY

     Pursuant to the terms of a Stock Purchase Agreement, the Company liquidated its assets and liabilities during the three months ended September 30, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the six months ended December 31, 1997, capital was provided for operations from $6,000 in contributions from two of the Company's principal stockholders. This compares to $14,000 of capital contributed during the six month period ended December 31, 1996.

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



DATED:   January 30 , 1998       USA INTERNATIONAL CHEMICAL, INC.

                                 YALE FARAR


                                 Yale Farar
                                 President and Chief Financial Officer
                                (Principal Accounting Person)