Form 10QSB
period 1998-03-31
USA INTERNATIONAL CHEMICAL INC
filed 1998-04-24
CIK 840399

__________________________________________________________________________


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549



                              FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                     Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
           (Exact name of Registrant as specified in its charter)


         DELAWARE                                         95-4068292
 --------------------------------              -----------------------
   (State of other jurisdiction of    (I.R.S. Employer Identification Number)
   incorporation or organization)


20720 Ventura Boulevard, Ste. 210
WOODLAND HILLS, CALIFORNIA                           91364
---------------------------------                -------------
(Address of Principal Executive Offices)           (Zip Code)

 Registrant's telephone number including area code:       (818) 346-9595


   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

       YES    X       NO


     Common Stock, $.00001 par value, 1,341,809 issued and outstanding as of
                              April 10, 1998.

                                 INDEX

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

                       PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                       USA INTERNATIONAL CHEMICAL, INC.
                           BALANCE SHEET (UNAUDITED)
                                MARCH 31, 1998

                                   ASSETS

CURRENT ASSETS

     Cash                                   $   819
                                            -------
     Total Assets                           $   819
                                            =======


                     LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES                                      $ -0-

STOCKHOLDERS' EQUITY (NOTES 1 AND 2)

     Common stock, $.00001 par value, authorized
     50,000,000 shares, issued and outstanding
     1,341,809 shares                                          13
     Additional paid-in capital                           317,167
     Accumulated deficit                                 (316,361)
                                                       ----------
     Total Stockholders Equity                                819
                                                      -----------
     Total Liabilities and Stockholders' Equity         $     819
                                                      ===========



See accompanying notes.

                      USA INTERNATIONAL CHEMICAL, INC.
                    STATEMENTS OF OPERATIONS (UNAUDITED)


                        Three Months Ended            Nine Months Ended
                             March 31,                    March 31,
                           1998      1997              1998       1997

SALE                     $      -  $     -            $      -  $      -
                         --------  --------           ---------  --------
GENERAL ADMINISTRATIVE
 EXPENSES                    738    21,067            9,105        37,074
                         -------   --------          ------    -----------
 Loss from Operations      (738)   (21,067)          (9,105)      (37,074)
                         -------   --------          -------   -----------
INCOME TAX              $   800         -             1,600    $     -
                        --------   --------        ---------   ------------
Net Loss                $(1,538)  $(21,067)        $(10,705)   $  (37,074)
                        --------   --------        ---------   ------------
Net Loss Per Share      $      -  $   (.02)        $   (.01)   $     (.03)
                        ========  =========        ==========  ============

Weighted Average
Shares Outstanding     1,341,809  1,341,809        1,341,809     1,341,809

                       USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Nine Months Ended
                                                   MARCH 31,
                                               ----------------
OPERATING ACTIVITIES:                        1998             1997
                                             ----            ----

Net Cash Used in Operating Activities      $(10,705)       $(35,815)
Financing Activities:
 Capital Contributions                        6,000          41,000
                                           ---------       ----------
     Net Cash Provided by Financing
      Activities                              6,000          41,000
                                           ---------       ----------
NET INCREASE (DECREASE) IN CASH              (4,705)          5,185

Cash at beginning of period                   5,524           3,413
                                             ------          ------
Cash at end of period                      $    819        $  8,598
                                            =======         =======
See accompanying notes

                         USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         NINE MONTHS ENDED MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending
June 30, 1998. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1997 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the nine months ended March 31, 1998 principal shareholders contributed $6,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including then the Company may resume business operations. Consequently, actual results may vary from management's expectations.

  OPERATING ACTIVITIES
----------------------
  There were no sales for the nine month period ended March 31, 1998 or 1997. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

  Operating expenses totaled $738 for the quarter ended March 31, 1998 and $9,105 for the nine months ended March 31, 1998. This compares to $21,067 for the quarter ended March 31, 1997 and $37,074 for the nine month period ended March 31, 1997. The $27,969 decrease for the nine month period was a direct result of lower legal and accounting fees incurred.

  During the nine months ended March 31, 1998, net cash used by operations was $10,705. During the nine months ended March 31, 1997, net cash of $35,815 was used by operations.

  Net loss totaled $1,538 for the three months ended March 31, 1998 and $10,705 for the nine months ended March 31, 1998 compared to a net loss of $21,067 and $37,074 for the comparable periods last year. The $26,369 decrease in net loss for the nine month period ended March 31, 1998 resulted primarily from the Company having incurred higher administrative expenses (principally legal and accounting fees) in the prior period.

  In light of the foregoing, the Company will attempt to keep administrative expenses to a minimum. However, operating losses are anticipated until the Company establishes new lines of business.

  Many companies have older computer programs which recognize only the last two digits of the year in any date (i.e. "98" for "1998"), which could cause such software to fail to operate in the year 1999 or 2000 unless the software is reprogramed or replaced (the "Year 2000 Problem"). Since the Company has no active business operations, the Year 2000 Problem is not expected to affect the Company's current limited operations. Consequently, the Company believes that the cost of addressing the Year 2000 Problem will not have a material effect on the Company's financial position, liquidity or results of operations.

  For the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or combination with the Company. There can be no assurance, however, that the Company will be successful in its efforts, or that other types of business transactions might not be considered.

           CAPITAL RESOURCES AND LIQUIDITY
          --------------------------------

  Pursuant to the terms of a Stock Purchase Agreement, the Company liquidated its assets and liabilities during the three months ended September 30, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the nine months ended March 31, 1998, capital was provided for operations from $6,000 in contributions from two of the Company's principal stockholders. This compares to $41,000 of capital contributed during the nine month period ended March 31, 1997.

  The Company expects to fund its ongoing capital needs through additional investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

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

                                 SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: April 20, 1998            USA INTERNATIONAL CHEMICAL, INC.


                                 /s/  YALE FARAR

                                      Yale Farar
                                      President and Chief Financial Officer
                                      (Principal Accounting Person)