Form 10KSB
period 1998-06-30
USA INTERNATIONAL CHEMICAL INC
filed 1998-09-11
CIK 840399

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended JUNE 30, 1998   Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
        (Exact name of Registrant as specified in its charter)

              DELAWARE                          95-4068292
   (State of other jurisdiction of   (I.R.S. Employer Identification Number)
   incorporation or organization)

      20720 Ventura Boulevard, Suite 210
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

     The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of July 31, 1998, was $346,319.

     The number of shares outstanding of the issuer's common stock as of August 21, 1998, was 1,341,809.

     Documents Incorporated By Reference:
           S-18 Registration Statement effective November 10, 1988.

     Transitional Small Business Disclosure Format: Yes      No   X

                                   PART I

ITEM 1.  BUSINESS

THE COMPANY
-----------

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

On August 27, 1994, the Company's three largest shareholders (the "Selling Shareholder Group") entered into a Stock Purchase Agreement in which they agreed to sell 88,200,000 shares of the Company's common stock to Shane Investment Company, Inc. for $69,000 in cash. These shares represented approximately 78% of the Company's then outstanding common shares. This Stock Purchase Agreement closed on September 23, 1994 at which time Shane Investment Company, Inc. assumed ownership of the 88,200,000 shares of the Company's common stock becoming the Company's largest single shareholder.

At that time Yale Farar became Chairman of the Board, President and Chief Financial Officer of the Company while Harold S. Fleischman became a Director and the Company's Secretary.

PAST OPERATIONS
---------------

In December 1989 the Company sold its customer list for sales of various chemicals and other product lines for the maintenance of aircraft to Gerald Fields & Co., an unaffiliated company, for $6,000. Gerald Fields & Co. also received certain equipment and fixtures related to this business from the Company and took over the Company's obligations under its lease on facilities located in Rancho Cucamonga, California. The purchase price for the above assets was $6,000, plus a five year earnout provision based on annual gross sales in excess of $200,000. The earnout period expired in 1995 with no additional consideration earned or paid to the Company.

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

PRESENT OPERATIONS
------------------

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

Since September 1994 and for the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or a combination with the Company. Pursuant to this activity, Management is constantly evaluating and holding discussions with a variety of companies and individuals that could result, in the near or distant future, in a business acquisition or combination. Because of this approach, the announcement of a definitive or consummated transaction involving the Company could happen at any time. There can be no assurance as to when or if such an acquisition or combination might occur or that other types of business transactions might not be considered and entered into by the Company.

EMPLOYEES
---------

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

                                   COMMON STOCK
                                   ------------
                               BID           ASK
                           -----------    -----------
    QUARTER ENDED          HIGH    LOW    HIGH   LOW
    -------------          ----    ---    ----   ----
September 30, 1996         5/8     1/2    1 5/8  7/8
December 31, 1996          5/8     5/8    1 5/8  3/4
March 31, 1997             5/8     5/8    1 5/8  1 5/8
June 30, 1997              5/8     5/8    1 5/8  1 5/8

September 30, 1997         3/8     1/4    1 5/8  1 1/4
December 31, 1997          7/16    1/4    1 5/8  1
March 31, 1998             3/8     1/4    1 5/8  1 5/8
June 30, 1998              5/16    3/16   1 1/4  1 1/4


b.   APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.  The  approximate number of
     ----------------------------------------------
     holders of the Company's common stock at August 21, 1998 was 250.

c.   DIVIDENDS.  Holders of common stock are entitled to receive such dividends
     ----------
     as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Since September, 1994 the Company has generated no revenues from operations.

At June 30, 1998, the Company had cash (and working capital) of $3,610, compared to cash (and working capital) of $5,524 at June 30, 1997. During fiscal 1998 and 1997, capital contributions of $10,000 and $41,000, respectively were made to the Company by principal stockholders in order to provide working capital necessary to continue operations.

The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

During the fiscal years ended June 30, 1998 and 1997, the Company used cash of $11,914 and $38,889, respectively, in operations.

The Company has no current operations which generate sales. Due to the Company's current status, the "Year 2000 Problem" is not expected to have any affect on the Company's current financial condition. Until the Company develops or acquires new business lines, no operating revenues are expected and operating losses are anticipated.

For the foreseeable future the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition or other business combination. There can be no assurance, however, that the Company will be successful in its efforts, or that another type of business transaction might not be considered.

FINANCING ACTIVITIES
--------------------

Net cash provided by financing activities was $10,000 for the year ended June 30, 1998, and $41,000 for the year ended June 30, 1997.

RESULTS OF OPERATIONS  FOR  THE  FISCAL YEAR ENDED JUNE 30, 1998 AS COMPARED
----------------------------------------------------------------------------
TO THE FISCAL YEAR ENDED JUNE 30, 1997
--------------------------------------

There were no sales nor cost of sales for the year ended June 30, 1998 or June 30, 1997.

General and Administrative expenses amounted to $11,114 for the year ended June 30, 1998, a decrease of $26,779 from the $37,893 for the year ended June 30, 1997. The decrease was principally the result of legal expenses and other costs incurred in the 1997 fiscal year in connection with the evaluation of potential merger opportunities.

Net loss amounted to $11,914 for the year ended June 30, 1998, compared to $38,648 for the year ended June 30, 1997. The decrease in the net loss was the result of reduced expenses discussed in the preceding paragraph.

RESULTS  OF  OPERATIONS  FOR THE FISCAL YEAR ENDED JUNE 30, 1997 AS COMPARED
----------------------------------------------------------------------------
TO THE FISCAL YEAR ENDED JUNE 30, 1996
--------------------------------------

There were no sales or cost of sales for the year ended June 30, 1997 or June 30, 1996.

General and administrative expenses increased $11,692 to $37,893 in 1997 from $26,201 in 1996. The increase was principally from legal expenses and other costs in 1997 in seeking and evaluating various opportunities to recapitalize the Company as a going concern.

The net loss for the year ended June 30, 1997 was $38,648 compared to $27,051 for the fiscal year ended June 30, 1996. The increase in the net loss of $11,597 was the result of increased expenses discussed in the preceding paragraph.

The Company issued 6,000 shares of its common stock each to a director and a financial consultant who rendered services to the Company during the 1996 fiscal year.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements are set forth on pages F-1 through F-7 attached as an exhibit to this document. See "Item 13. Exhibits and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Officers of the Company are as follows:

   NAME                 AGE       POSITION
   ---------            ----      ---------------
   Yale Farar            60       Chairman of the Board, President and
                                  Chief Financial Officer

   Harold S. Fleischman  56       Director and Secretary

YALE FARAR has served as the Company's President, Chief Financial Officer, Treasurer and Chairman since September 1994. Mr. Farar has been engaged in venture capital and real estate activities for over 24 years. Mr. Farar has been involved in, either directly or indirectly, loaning money to and taking equity positions in various private and public companies.

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

ITEM 10.  EXECUTIVE COMPENSATION

During the last three fiscal years ended June 30, 1998, 1997 and 1996, the Company did not pay or accrue any amounts for compensation to its Executive Officers. The Company does not anticipate any salary to its Executive Officers for the current fiscal year.

In fiscal year 1996 one officer of the Company received 6,000 shares of restricted common stock as compensation for services as a Director. Although Directors do not receive compensation for their services as such, they may be reimbursed for expenses incurred in attending Board meetings.

On May 10, 1996 the Board of Directors adopted the USA International Chemical, Inc. 1996 Stock Option Plan which is a non-qualified option plan under the Internal Revenue Code (i.e. certain advantageous tax provisions are not available to participants). The Company allocated 500,000 shares of common stock which may be issued pursuant to the Stock Option Plan. Officers, directors, employees and other persons rendering valuable services to the Company are eligible to receive options pursuant to the Stock Option Plan. As of June 30, 1998, no options had been granted under this Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of August 21, 1998 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock.

TITLE OF   NAME AND ADDRESS OF           AMOUNT AND NATURE OF      PERCENT
CLASS      BENEFICIAL OWNERS             BENEFICIAL OWNERSHIP      OF CLASS
--------   --------------------          --------------------      --------
Common     Yale Farar, President(1)             419,550              31.3%
           20720 Ventura Blvd., Ste. 210
           Woodland Hills, California 91364

Common     Sim Farar(1)(2)                      369,500              27.5%
           20501 Ventura Blvd., Ste. 116    (Individually)
           Woodland Hills, CA  91364

Common    Justin B. Farar(2)                     85,000               6.3%
          20501 Ventura Blvd., Ste. 116    (Individually)
          Woodland Hills, CA  91364

Common    Joel D. Farar(2)                       85,000               6.3%
          20501 Ventura Blvd., Ste. 116    (Individually)
          Woodland Hills, CA  91364

Common    Beth Farar(3)                          99,059               7.4%
          15915 Ventura Blvd., Ste. 301    (Individually)
          Encino, CA  91436

------------------
(1) Yale Farar and Sim Farar are brothers but disclaim any beneficial ownership of each others shares.

(2) Justin Farar and Joel Farar are the sons of Sim Farar. Sim Farar may be deemed to have beneficial ownership of the shares held by his younger son, Joel, but disclaims beneficial ownership of shares held by his older son, Justin.

(3) Beth Farar is the daughte of Yale Farar. Mr. Farar disclaims any beneficial ownership of shares held by Ms. Farar.

The following table sets forth, as of August 21, 1998, the stock ownership of each officer and director individually and all directors and officers of the Company as a group.

TITLE OF  NAME AND ADDRESS OF         AMOUNT AND NATURE OF     PERCENT
CLASS     BENEFICIAL OWNERS           BENEFICICAL OWNERSHIP    OF CLASS
--------  --------------------        ---------------------    --------

Common    Yale Farar, President             419,550              31.3%
          20720 Ventura Blvd., Ste. 210
          Woodland Hills, CA  91364

Common    Harold S. Fleischman, Director      6,000               0.4%
          15915 Ventura Blvd., Ste. 301
          Encino, California  91436

Common    Ownership by Management as a      425,550              31.7%
          Group (2 persons)

-------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Yale Farar and Sim Farar (principal shareholders of the Company) have invested funds in the Company to pay for operating expenses and to provide working capital to the Company. During fiscal year 1998, these contributions totaled $10,000 which were reflected in the financial statements as additional paid in capital.

The Company's principal shareholders anticipate making additional contributions or advances to the Company on an as-needed basis until such time as the Company establishes or acquires an operating business.

Subsequent to the Company's fiscal year-end, Yale Farar resigned his positions as a Board member and as President and Chief Financial Officer of the Company. Mr. Farar will continue to assist the Company in achieving its business objectives but will now share his time to pursue other business interests. Harold Fleischman assumed the position of President and Chief Financial Officer effective September 1, 1998. Also effective September 1, 1998, Mr Arthur Lyons was appointed to the Company's Board of Directors and appointed corporate Secretary.

Mr. Lyons has been a businessman and restauranteur in Southern California for over twenty years. Mr. Lyons served on the Palm Springs, California City Council from 1992 to 1996. He is the author of twelve mystery novels/short stories and has written screenplays for television. Mr. Lyons is a graduate of the University of California at Santa Barbara.

As of September 1, 1998, the Company's executive offices will be maintained at 15915 Ventura Boulevard, Suite 301, Encino, California 91436. The Company's new phone number will be (818) 783-0393. Such space and phone service will be provided by Mr. Fleischman at no charge.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   The following documents are being filed as part of this report:
                                                                   PAGE
         (1)  FINANCIAL STATEMENTS


              Report of Independent Auditors - Ernst & Young LLP....F-1

              Balance sheet as of June 30, 1998.....................F-2

              Statements of Operations for the years ended
              June 30, 1998 and 1997................................F-3

              Statements of Stockholders' Equity for the
              years ended June 30, 1998 and 1997....................F-4

              Statements of Cash Flows for the years ended
              June 30, 1998 and 1997................................F-5

              Notes to Financial Statements..................F-6 to F-7

         (2)  EXHIBITS


EXHIBIT
NO.         DESCRIPTION                       LOCATION
-------     ---------------------------       --------------------------
3.1         Articles of Incorporation and     Incorporated by reference to
            Bylaws                            Exhibit No. 3.1 to the
                                              Registrant's S-18 Registration
                                              Statement (No. 33-24608-LA)

      (b) Reports on Form 8-K:

           None.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      USA INTERNATIONAL CHEMICAL, INC.



Dated: September 4, 1998               By: HAROLD S. FLEISCHMAN
                                           ---------------------
                                           Harold S. Fleischman, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  CAPACITY                      DATE


HAROLD S. FLEISCHMAN    President, Chief Executive       September 4, 1998
--------------------    Officer, Treasurer, (Principal
Harold S. Fleischman    Financial and Accounting Officer)
                        and Director



ARTHUR LYONS            Secretary and Director           September 8, 1998
------------
Arthur Lyons

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Non-reporting Issuers.

No annual report or proxy material has been sent to security holders during the last fiscal year.

                             Financial Statements

                       USA International Chemical, Inc.

                      YEARS ENDED JUNE 30, 1998 AND 1997
                      WITH REPORT OF INDEPENDENT AUDITORS

                  Report of Independent Auditors

Board of Directors
USA International Chemical, Inc.

We have audited the accompanying balance sheet of USA International Chemical, Inc. as of June 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA International Chemical, Inc. as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that USA International Chemical, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, under existing circumstances, there is substantial doubt about the ability of USA International Chemical, Inc. to continue as a going concern at June 30, 1998. Management's plans in regard to that matter also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        ERNST & YOUNG


Los Angeles, California
August 6, 1998

                 USA International Chemical, Inc.

                          Balance Sheet

                          June 30, 1998
ASSETS

Current assets:
 Cash                                             $    3,610
                                                  ----------
Total assets                                      $    3,610
                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                               $        -

Stockholders' equity:
 Common Stock, $.00001 par value,
  authorized 50,000,000                                   13
   shares, issued and outstanding 1,341,809
   shares (NOTE 4)

  Additional paid-in capital                         321,167

 Retained deficit                                   (317,570)
                                                   ----------

Total stockholders' equity                             3,610
                                                  ----------

Total liabilities and stockholders' equity        $    3,610
                                                   ==========
SEE ACCOMPANYING NOTES.

                 USA International Chemical, Inc.

                     Statements of Operations


                                                YEAR ENDED JUNE 30
                                               1998             1997
                                             --------------------------

Sales                                       $       -          $       -

General and administrative expenses            11,114             37,893
                                             ---------------------------
                                               11,114             37,893
                                             ---------------------------

Loss before income tax provision              (11,114)           (37,893)

Income tax provision                              800                755
                                             ---------------------------
Net loss                                    $ (11,914)         $ (38,648)
                                             ===========================

Net loss per share (basic and diluted)      $    (.01)         $    (.03)
                                            ============================

Weighted average shares outstanding         1,341,809          1,341,809
                                           =============================

SEE ACCOMPANYING NOTES.

                 USA International Chemical, Inc.

                Statements of Stockholders' Equity


                                          Additional

                           Common Stock
                        -------------------   Paid-In    Retained
                        Shares      Amount    Capital    Deficit   Total
                        -------------------------------------------------
Balance at
  June 30, 1996         1,341,809   $  13     $270,167 $(267,008) $  3,172

 Capital contributions          -       -       41,000         -    41,000

 Net loss for year ended
   June 30, 1997                -       -            -   (38,648)  (38,648)
                         ----------------------------------------------

Balance at
   June 30, 1997        1,341,809      13      311,167  (305,656)    5,524

 Capital contributions                          10,000              10,000

 Net loss for year ended
   June 30, 1998                                         (11,914)  (11,914)
                        ---------------------------------------------------

Balance at
 June 30, 1998          1,341,809    $ 13     $321,167  $(317,570) $  3,610
                        ===================================================

SEE ACCOMPANYING NOTES.

                 USA International Chemical, Inc.
                     Statements of Cash Flows



                                                  YEAR ENDED JUNE 30

                                           1998                     1997
                                          --------------------------------

OPERATING ACTIVITIES

Net loss                                 $ (11,914)            $ (38,648)

Adjustments to reconcile net loss
 to net cash used in
 operating activities:

   Changes in operating assets
   and liabilities:

   Accounts payable and accrued
   expenses                                      -                 (241)
                                        --------------------------------

Net cash used in operating activities       (11,914)            (38,889)

FINANCING ACTIVITIES

Capital contributions                        10,000               41,000
                                         -------------------------------

Net cash provided by financing activities    10,000               41,000
                                         -------------------------------

Net increase (decrease) in cash              (1,914)               2,111

Cash at beginning of year                     5,524                3,413
                                          -----------------------------
Cash at end of year                      $    3,610             $  5,524
                                          ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

  Income taxes                           $     800               $   755
                                          ==============================

SEE ACCOMPANYING NOTES.

           USA International Chemical, Inc.

            Notes to Financial Statements

                         June 30,   1998


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

At June_30, 1998, the Company has federal and state operating loss carryforwards of approximately $260,000 and $109,000, respectively, expiring in years 2004 through 2014. As a result of a change in ownership in 1994, the Company does not believe it will be able to utilize approximately $177,000 (federal) and $67,000 (state) of these operating loss carryforwards to reduce future taxable income. With respect to the remaining operating loss carryforwards of $83,000 (federal) and $48,000 (state), future ownership changes would result in an annual limitation on their utilization. No benefit has been recorded in the financial statements related to such operating losses as their realization is not assured.

NET LOSS PER SHARE

Net loss per share has been computed based on the weighted average common shares outstanding during each year.

CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with maturities of three months or less.

            USA International Chemical, Inc.

             Notes to Financial Statements

                          June 30, 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

The Company maintains its executive offices in space provided by the Company's President at no charge.

During 1997 and 1998, the Company did not pay or accrue any amounts for compensation to officers.

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