Form 10QSB
period 1998-09-30
USA INTERNATIONAL CHEMICAL INC
filed 1998-11-05
CIK 840399

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC  20549



                                          FORM 10-QSB


        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998


                                 Commission File Number 33-24608-LA

                                   USA INTERNATIONAL CHEMICAL, INC.
                       (Exact name of Registrant as specified in its charter)


                 DELAWARE                                   95-4068292
      (State of other jurisdiction       (I.R.S. Employer Identification Number)
      incorporation or organization)


     15915 Ventura Boulevard, Suite 301
          Encino, California                            91436
  (Address of Principal Executive Offices)            (Zip Code)

 Registrant's telephone number including are       (818) 783-0393
                          ------------------------------------------------



        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES    X       NO


Common stock, $.00001 par value, 1,346,809 issued and outstanding as of October 21, 1998.

                                                INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................3

     ITEM 2.  Management's Discussion and Analysis ..........................8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.............................................10

     ITEM 2.  Changes in Securities.........................................10

     ITEM 3.  Defaults upon Senior Securities........  .....................10

     ITEM 4.  Submission of Matters to a Vote of Security Holders...........10

     ITEM 5.  Other Information.............................................10

     ITEM 6.  Exhibits and Reports on Form 8-K..............................11

                                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  USA INTERNATIONAL CHEMICAL, INC.
                                      BALANCE SHEET (UNAUDITED)
                                         SEPTEMBER 30, 1998


                                               ASSETS


Current Assets

        Cash                                              $ 4,779
                                                          -------

        Total Assets                                      $ 4,779
                                                          =======



                       LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities                                       $ 1,753

Stockholders' Equity (Notes 1 and 2)

        Common stock, $.00001 par value, authorized
        50,000,000 shares, issued and outstanding
        1,346,809 shares                                       13
        Additional paid-in capital                        328,167
        Accumulated deficit                              (325,154)
                                                        ---------

        Total Stockholders Equity                           3,026
                                                        ---------

        Total Liabilities and Stockholders' Equity $        4,779
                                                        =========



See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                    Three Months Ended
                                                     September 30,
                                                --------------------------


                                              1998                    1997
                                              ----                    ----


Sales   ..................................  $    ----                  $  ----
                                              --------                 --------

General Administrative Expenses...........     6,784                      6,848
                                              --------                 --------

     Loss from Operations.................    (6,784)                    (6,848)
                                              --------                 --------

     Loss Before Income Tax Provisions....    (6,784)                    (6,848)
                                              --------                 --------

Provision for Income Tax..................       800                $       800
                                              --------                 --------

Net Loss.................................. $  (7,584)               $    (7,648)
                                              --------                 --------

Net Loss Per Share ....................... $    (.01)               $      (.01)
                                            ===========               =========

Weighted Average Shares Outstanding....... 1,346,809                  1,341,809










See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




                                                        Three Months Ended
                                                           September 30,
                                                         -------------------

Operating Activities:
                                                       1998             1997
                                                    ---------         -------

     Net Cash Used in Operating Activities          $(3,831)          $(5,907)
     Financing Activities:
          Capital Contributions                       5,000             3,000
                                                   ---------          --------
     Net Cash Provided by Financing Activities        5,000             3,000
                                                   ---------          --------

Net Increase (Decrease) in Cash                       1,169            (2,907)
Cash at beginning of period                           3,610             5,524
                                                   ---------          --------
Cash at end of period                                $4,779            $2,617
                                                   =========          ========


See accompanying notes

                        USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1998 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the three months ended September 30, 1998 principal shareholders contributed $5,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when the Company may resume business operations. Consequently, actual results may vary from management's expectations.

        Results of Operations for the Three Months Ended September 30, 1998
        -------------------------------------------------------------------

        Operating Activities
        --------------------

        There were no sales for the three month period ended September 30, 1998. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

        Operating expenses totaled $6,784 for the quarter ended September 30, 1998. Net cash used by operations was $3,831 and $2,000 was paid for services by issuing 5,000 shares of common stock. Operating expenses for the quarter consisted primarily of legal and accounting fees relating to the Company's year-end annual report on Form 10-KSB and the material for the Company's annual shareholders meeting.

        Net loss totaled $7,584 for the three months ended September 30, 1998.

        In  light  of  the   foregoing,   the  Company   will  attempt  to  keep
administrative expenses to a minimum. However, operating losses are anticipated until the Company establishes new lines of business.

        Many companies have older computer programs which recognize only the last two digits of the year in any date (i.e. "98" for "1998"), which could cause such software to fail to operate in the year 1999 or 2000 unless the software is preprogramed or replaced (the "Year 2000 Problem"). Since the Company has no active business operations, the Year 2000 Problem is not expected to affect the Company's current limited operations. Consequently, the Company believes that the cost of addressing the Year 2000 Problem will not have a material effect on the Company's financial position, liquidity or results of operations.

        For the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or combination with the Company. There can be no assurance, however, that the Company will be successful in its efforts, or that other types of business transactions might not be considered.

        Capital Resources and Liquidity
        -------------------------------

        Pursuant to the terms of a Stock Purchase Agreement, the Company liquidated its assets and liabilities during the three months ended September 30, 1994. Since September 30, 1994, the Company has generated no revenues from operations. During the three months ended September 30, 1998, capital was provided for operations from $5,000 in contributions from two of the Company's principal stockholders. The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

Results of Operations for the Three Months Ended September 30, 1998 as Compared to the Three Months Ended September 30, 1997
---------------------------------------------

        Operating Activities
        --------------------

        There were no sales for the three month period ended September 30, 1998 or 1997.

        Operating expenses totaled $6,784 for the quarter ended September 30, 1998, and $6,848 for the three months ended September 30, 1997. The similar level of expenses reflect comparable fees for services rendered in both three month periods.

        During the three months ended September 30, 1998, net cash used by operations was $3,831. During the three months ended September 30, 1997, net cash of $5,907 was used by operations.

        Net loss totaled $7,584 for the three months ended September 30, 1998, compared to a net loss of $7,648 for the three months ended September 30, 1997. The relatively equal net loss incurred for both periods reflect similar levels of administrative expenses recognized in both quarters.

        Capital Resources and Liquidity
        -------------------------------

        During the three months ended September 30, 1998, capital was provided for operations from $5,000 in contributions from two of the Company's principal stockholders. During the three months ended September 30, 1997, capital for operations was provided from $3,000 in contributions from these principal shareholders or other affiliates of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There are no legal proceedings against the Company, or to which the Company or any of its officers or directors are a party, and to the knowledge of the Company's management, no claims have been made against the Company.


ITEM 2.  CHANGES IN SECURITIES

        Effective September 1, 1998, the Company issued 5,000 shares of its common stock to Arthur Lyons in consideration of services rendered to the Company valued at $2,000. The shares were issued in a private offering in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended. The reliance on the above registration exemption was based primarily upon the following facts:

        i) the issuance was made to a single individual who was previously known to the Company's then President and CEO;

        ii) the transferee was deemed capable of protecting his own interest in this transaction; and

        iii) the issuance was not accompanied by any general solicitation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5.  OTHER INFORMATION

`Effective September 1, 1998, Yale Farar resigned his positions as a Board member and as President and Chief Financial Officer of the Company. Mr. Farar will continue to assist the Company in achieving its business objectives but will now share his time to pursue other business interests. Harold Fleischman assumed the position of President and Chief Financial Officer effective
September 1, 1998. Also effective September 1, 1998, Mr Arthur Lyons was appointed to the Company's Board of Directors and appointed corporate Secretary.

Mr. Lyons has been a businessman and restauranteur in Southern California for over twenty years. Mr. Lyons served on the Palm Springs, California City Council from 1992 to 1996. He is the author of seventeen fiction and non-fiction books, as well as numerous magazine articles, short stories and screenplays. Mr. Lyons is a graduate of the University of California at Santa Barbara.

As of September 1, 1998, the Company's executive offices were moved to 15915 Ventura Boulevard, Suite 301, Encino, California 91436. The Company's new phone number will be (818) 783-0393. Such space and phone service will be provided by Mr. Fleischman at no charge.


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




                                             USA INTERNATIONAL CHEMICAL, INC.


Dated:  November 2, 1998                  /s/HAROLD S. FLEISCHMAN
                                          -------------------------------------
                                          Harold S. Fleischman
                                          President and Chief Financial Officer
                                          (Principal Accounting Person)