Form 10QSB
period 1998-12-31
USA INTERNATIONAL CHEMICAL INC
filed 1999-02-01
CIK 840399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended December 31, 1998


                       Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
             (Exact name of Registrant as specified in its charter)



             DELAWARE                                         95-4068292
  ----------------------------------                    ----------------------
  (State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)



   15915 Ventura Boulevard, Suite 301
           Encino, California                                     91436
 --------------------------------------                   ---------------------

(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number including area code:            (818) 783-0393
                                                          ---------------------




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

       YES    X       NO
           -------       ------


Common stock, $.00001 par value, 1,346,809 issued and outstanding as of January 15, 1999.

-------------------------------------------------------------------------------

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited)..............................  3

     ITEM 2.  Management's Discussion and Analysis..........................  8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings............................................  10

     ITEM 2.  Changes in Securities........................................  10

     ITEM 3.  Defaults upon Senior Securities..............................  10

     ITEM 4.  Submission of Matters to a Vote of Security Holders..........  10

     ITEM 5.  Other Information............................................  10

     ITEM 6.  Exhibits and Reports on Form 8-K.............................  10

     PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                        USA INTERNATIONAL CHEMICAL, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1998
                                   (UNAUDITED)


                                     ASSETS


Current Assets

         Cash                                                  $       635
                                                               -------------

         Total Assets                                          $       635
                                                               =============



                       LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities                                            $       - 0 -

Stockholders' Equity (Notes 1 and 2)

         Common stock, $.00001 par value, authorized
         50,000,000 shares, issued and outstanding
         1,346,809 shares                                               13
         Additional paid-in capital                                328,167
         Accumulated deficit                                      (327,545)
                                                              -------------

         Total Stockholders Equity                                     635
                                                              -------------
         Total Liabilities and Stockholders' Equity           $        635
                                                              =============




See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF OPERATIONS FOR THE THREE
                 AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                             Three Months Ended                  Six Months Ended
                                                                September 30,                      December 31,
                                                            --------------------          -----------------------------

                                                              1998           1997             1998             1997
                                                             ------         ------           ------            ------

Sales    ..........................................        $       -      $       -        $        -        $     -
                                                           ----------     ----------       -----------       ----------
General Administrative Expenses....................            2,391          1,519             9,175            8,367
                                                           ----------     ----------        ----------       ----------
     Loss from Operations..........................           (2,391)        (1,519)           (9,175)          (8,367)
                                                           ----------     ----------        ----------       ----------
     Loss Before Income Tax Provisions.............           (2,391)        (1,519)           (9,175)          (8,367)
                                                           ----------     ----------        ----------       -----------
Provision for Income Tax...........................                0              0               800              800
                                                           ----------     ----------        ----------       -----------
Net Loss...........................................        $  (2,391)        (1,519)           (9,975)          (9,167)
                                                           ==========     ==========        ==========       ==========
Net Loss Per Share ................................        $       -      $        -        $    (.01)       $    (.01)
                                                           ==========     ==========        ==========       ==========
Weighted Average Shares Outstanding................         1,346,809     1,341,809         1,346,809        1,341,809



See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


(UNAUDITED)




                                                          Six Months Ended
                                                              December 31,
                                                           ----------------
                                                       1998               1997
                                                     --------           -------

Operating Activities:

     Net Cash Used in Operating Activities          $(7,975)           $(9,167)

     Financing Activities:

          Capital Contributions                       5,000              6,000
                                                    -------            --------
     Net Cash Provided by Financing Activities        5,000              6,000
                                                    -------            --------

Net Increase (Decrease) in Cash                      (2,975)            (3,167)

Cash at beginning of period                           3,610              5,524
                                                    -------            --------
Cash at end of period                               $   635            $ 2,357
                                                   ========            ========


See accompanying notes

                        USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1998 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the six months ended December 31, 1998 principal shareholders contributed $5,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION ANDANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when the Company may resume business operations.
Consequently, actual results may vary from management's expectations.

         Operating Activities
         ----------------------

         There were no sales for the six month period ended December 31, 1998 or 1997. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

         Operating expenses totaled $2,391 for the quarter ended December 31, 1998, and $9,175 for the six months ended December 31, 1998, which include
$2,000 paid for services by issuing 5,000 shares of common stock. Operating expenses for the quarter consisted primarily of legal and accounting fees relating to the Company's quarterly and annual reports and the material for the Company's annual shareholders meeting. Operating expenses totaled $1,519 and $8,367 for the comparable periods in 1997. The similar level of expenses reflect comparable fees for services rendered in both periods for 1998 and 1997.

         During the six months ended December 31, 1998, net cash of $7,975 was used by operations compared to $9,167 for the same period in 1997.

         Net loss totaled $2,391 for the three months and $9,975 for the six months ended December 31, 1998, compared to a net loss of $1,519 for the three months and $9,167 for the six months ended December 31, 1997. The relatively similar net loss incurred for both six month periods reflect similar levels of administrative expenses recognized in such periods.

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

         Capital Resources and Liquidity

         Since September 30, 1994, the Company has generated no revenues from operations. During the six months ended December 31, 1998, capital was provided for operations from $5,000 in contributions from two of the Company's principal stockholders. During the six months ended December 31, 1997, capital for operations was provided from $6,000 in contributions from these principal shareholders or other affiliates of the Company. The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

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




                                          USA INTERNATIONAL CHEMICAL, INC.


Dated:  January 25, 1999                  /s/ HAROLD S. FLEISCHMAN
                                          --------------------------------
                                          Harold S. Fleischman
                                          President and Chief Financial Officer
                                          (Principal Accounting Person)