Form 10QSB
period 1999-03-31
USA INTERNATIONAL CHEMICAL INC
filed 1999-04-27
CIK 840399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 for the quarterly period ended March 31, 1999


                       Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     95-4068292
(State of other jurisdiction               (I.R.S. Employer Identification
incorporation or organization)                          Number)


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

          YES    X       NO


        Common stock, $.00001 par value, 1,346,809 issued and outstanding as of April 15, 1999.

                                      INDEX


                                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..........................3

     ITEM 2.  Management's Discussion and Analysis ......................8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.........................................10

     ITEM 2.  Changes in Securities.....................................10

     ITEM 3.  Defaults upon Senior Securities...........................10

     ITEM 4.  Submission of Matters to a Vote of Security Holders.......10

     ITEM 5.  Other Information.........................................10

     ITEM 6.  Exhibits and Reports on Form 8-K..........................10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        USA INTERNATIONAL CHEMICAL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)


                                     ASSETS


Current Assets

        Cash                                              $    764
                                                          --------

        Total Assets                                      $    764
                                                          ========



                       LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities                                       $      0

Stockholders' Equity (Notes 1 and 2)

        Common stock, $.00001 par value, authorized
        50,000,000 shares, issued and outstanding
        1,346,809 shares                                        13
        Additional paid-in capital                         333,167
        Accumulated deficit                               (332,416)
                                                          --------
        Total Stockholders Equity                              764

        Total Liabilities and Stockholders' Equity        $    764
                                                          ========



See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Three Months Ended          Nine Months Ended
                                                        March 31,                    March 31
                                                    ------------------          -------------------


                                                     1999       1998              1999        1998
                                                    -----      -----             -----       ------


Sales   ..................................       $    ---     $   ---            $   ---     $    ---
                                                  --------    --------           ---------   ---------
General Administrative Expenses...........           4,871       738               14,046        9,105
                                                  --------    --------           ---------   ---------
     Loss from Operations.................          (4,871)     (738)             (14,046)      (9,105)
                                                  --------    --------           ---------   ---------
     Loss Before Income Tax Provisions....          (4,871)     (738)             (14,046)      (9,105)
                                                  --------    --------           ---------   ---------
Provision for Income Tax..................               0       800                  800        1,600
                                                  --------    --------           ---------   ---------
Net Loss..................................        $ (4,871)  $  (1,538)         $ (14,846)  $  (10,705)
                                                  ========   =========          ==========  ===========
Net Loss Per Share .......................        $   --     $    --            $    (.01)  $     (.01)
                                                 ==========  =========          =========== ===========
Weighted Average Shares Outstanding.......       1,346,809   1,341,809           1,346,809   1,341,809




See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)





                                                        Nine Months Ended
                                                             March 31,
                                                       -------------------
Operating Activities:
                                                         1999           1998
                                                      -----------    -----------
     Net Cash Used in Operating Activities             $(12,846)       $(10,705)
     Financing Activities:
          Capital Contributions                          10,000           6,000
                                                       ---------        --------
     Net Cash Provided by Financing Activities           10,000           6,000
                                                       ---------       --------

Net Decrease in Cash                                     (2,846)         (4,705)
Cash at beginning of period                               3,610           5,524
                                                       --------       ---------
Cash at end of period                                  $    764       $     819
                                                       ========       =========


See accompanying notes

                        USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1998 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the nine months ended March 31, 1999 principal shareholders contributed $10,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when the Company may resume business operations.
Consequently, actual results may vary from management's expectations.

        Operating Activities

        There were no sales for the nine month period ended March 31, 1999 or 1998. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

        Operating expenses totaled $4,871 for the quarter ended March 31, 1999, and $14,046 for the nine months ended March 31, 1999, which include $2,000 paid for services by issuing 5,000 shares of common stock. Operating expenses for the quarter consisted primarily of legal and accounting fees relating to the Company's quarterly reports and other corporate expenses. Operating expenses totaled $738 and $9,105 for the comparable periods in 1998. The increase in the current periods reflect increased accounting fees recorded in the three months ended March 31, 1999.

        During the nine months ended March 31, 1999, net cash of $12,846 was used by operations compared to $10,705 for the same period in 1998.

        Net loss totaled $4,871 for the three months and $14,846 for the nine months ended March 31, 1999, compared to a net loss of $1,538 for the three months and $10,705 for the nine months ended March 31, 1998. The increase in net loss for the most recent quarter was due to the increase in operating expenses for the period.

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

        Capital Resources and Liquidity

        Since September 30, 1994, the Company has generated no revenues from operations. During the nine months ended March 31, 1999, capital was provided for operations from $10,000 in contributions from two of the Company's principal stockholders. During the nine months ended March 31, 1998, capital for operations was provided from contributions from these principal shareholders or other affiliates of the Company aggregating $6,000. The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

        Impact of the Year 2000 Issue

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

                                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There are no legal proceedings against the Company, or to which the Company or any of its officers or directors are a party, and to the knowledge of the Company's management, no claims have been made against the Company for the quarter covered by this report.


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


Dated:  April 23, 1999

                                          /s/HAROLD S. FLEISCHMAN
                                          -------------------------------------
                                           Harold S. Fleischman
                                           President and Chief Financial Officer
                                           (Principal Accounting Person)