Form 10KSB
period 1999-06-30
USA INTERNATIONAL CHEMICAL INC
filed 1999-09-21
CIK 840399

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 1999     Commission File Number 33-24608-LA
---------------------------------------     -----------------------------------


                        USA INTERNATIONAL CHEMICAL, INC.
             (Exact name of Registrant as specified in its charter)
            -------------------------------------------------------

            DELAWARE                                  95-4068292
--------------------------------        ---------------------------------------
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



     15915 Ventura Blvd., Suite 301
            Encino, California                                  91436
   -----------------------------------------                 ----------
   (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number including area code:      (818) 783-0393
                                                        ---------------

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

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of August 20, 1999, was $394,672.

The number of shares outstanding of the issuer's common stock as of August 20, 1999, was 1,346,809.

Documents Incorporated By Reference: S-18 Registration Statement effective November 10, 1988.

Transitional Small Business Disclosure Form    Yes      No X
                                                  ----    ----

                                             PART I

ITEM 1.  BUSINESS

The Company

USA International Chemical, Inc. (the "Company") was originally incorporated in the State of California on June 25, 1986. On August 22, 1988, the Company changed its corporate domicile to the State of Delaware, through a merger into a newly formed Delaware corporation named "USA International Chemical, Inc."

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

At that time Yale Farar became Chairman of the Board, President and Chief Financial Officer of the Company while Harold S. Fleischman became a Director and the Company's Secretary. On September 1, 1998, Mr. Farar resigned from those positions, and Mr. Fleischman became President and Chief Financial Officer. Also at this time, Mr. Arthur Lyons was appointed to the Company's Board of Directors and appointed as Secretary.

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

The Company's warranty obligations under its former lines of business are limited to the replacement of defective products, which in turn are replaced by the manufacturer. The Company has not received any warranty claims related to this former business.

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

Employees

At present, the Company has one part-time employee. Harold S. Fleischman, the President and Chief Financial Officer of the Company, devotes approximately 5% of his time to the Company's business. Arthur Lyons, the Company's Secretary, is employed by the Company on an as-needed basis.

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


                                   Common Stock
                                   ------------
                                Bid             Ask
                               -----           -----
    Quarter Ended          Hi       Low      High      Low
--------------------     ------   -------   ------   -------
June 30, 1999             3/8      3/16     1 1/8     1 1/16
March 31, 1999            3/8      3/8      1 1/8     1 1/8
December 31, 1998         7/16     3/8      1 1/8     1 1/8
September 30, 1998        7/16     1/4      1 1/8     1 1/8

June 30, 1998             3/16     5/1        1/4     1 1/4
March 31, 1998            1/4      3/1        5/8     1 5/8
December 31, 1997         7/16     1/4      1 5/8     1
September 30, 1997        3/8      1/4      1 5/8     1 1/4



b. Approximate Number of Holders of Common Stock. The approximate number of holders of the Company's common stock at August 20, 1999 was 250.

c. Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended June 30, 1999 as Compared to the Fiscal Year Ended June 30, 1998

There were no sales or cost of sales for the year ended June 30, 1999 or June 30, 1998.

General and Administrative expenses increased $5,382 to $16,496 for the year ended June 30, 1999 from $11,114 for the year ended June 30, 1998. The increase was principally due to additional legal expenses incurred in the current fiscal year and $2,000 in expense (by the issuance of common stock) related to services provided by a Director.

Net loss was $17,296 for the year ended June 30, 1999 compared to $11,914 for the year ended June 30, 1998. The increase of $5,382 was the result of the increased expenses discussed in the preceding paragraph.

Results of Operations for the Fiscal Year Ended June 30, 1998 as Compared to the Fiscal Year Ended June 30, 1997

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

Financing Activities

Net cash provided by financing activities was $15,000 and $10,000 for the year ended June 30, 1999 and 1998, respectively.

Capital Resources and Liquidity

Since September, 1994 the Company has generated no revenues from operations.

At June 30, 1999, the Company had cash (and working capital) of $3,515, compared to cash (and working capital) of $3,610 at June 30, 1998. During fiscal 1999 and 1998, capital contributions of $15,000 and $10,000, respectively, were made to the Company by principal stockholders in order to provide working capital necessary to continue operations.

The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.

During the fiscal years ended June 30, 1999 and 1998, the Company used cash of $15,095 and $11,914, respectively, in operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.
                                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Officers of the Company are as follows:

         Name                            Age               Position
  ----------------------               -------         ----------------

   Harold S. Fleischman                  57             President, Chief
                                                        Financial Officer and
                                                        Director

   Arthur Lyons                          53             Director and Secretary


HAROLD S. FLEISCHMAN has served as a Director since September 1994 and as Secretary from September 1994 to September 1998 at which time Mr. Fleischman became President and Chief Financial Officer. Mr. Fleischman has been an attorney for over 25 years and currently maintains his own private practice in Encino, California. He earned both a Bachelor's degree and Law degree from UCLA.

ARTHUR LYONS was appointed Director and Secretary September 1, 1998. Mr. Lyons has been a businessman and restauranteur in Southern California for over twenty years. Mr. Lyons served on the Palm Springs, California City Council from 1992 to 1996. He is the author of twelve mystery novels/short stories and has written screenplays for television. Mr. Lyons is a graduate of the University of California at Santa Barbara.

All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.

The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.

ITEM 10.  EXECUTIVE COMPENSATION

During the last three fiscal years ended June 30, 1999, 1998 and 1997, the Company did not pay or accrue any amounts for cash compensation to its Executive Officers. The Company does not anticipate any salary to its Executive Officers for the current fiscal year.

In fiscal year 1999 one Director of the Company received 6,000 shares of restricted common stock as compensation for services rendered.

On May 10, 1996 the Board of Directors adopted the USA International Chemical, Inc. 1996 Stock Option Plan which is a non-qualified option plan under the Internal Revenue Code (i.e. certain advantageous tax provisions are not available to participants). The Company allocated 500,000 shares of common stock which may be issued pursuant to the Stock Option Plan. Officers, directors, employees and other persons rendering valuable services to the Company are eligible to receive options pursuant to the Stock Option Plan. As of June 30, 1999, no options had been granted under this Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of August 20, 1999 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock.


  TITLE OF         NAME AND ADDRESS OF              AMOUNT AND NATURE OF           PERCENT
   CLASS           BENEFICIAL OWNERS                BENEFICIAL OWNERSHIP           OF CLASS
 -----------      ---------------------------       ----------------------        -----------

   Common         Yale Farar,(1)                            419,550                  31.20%
                  23679 Calabasas Road, #412
                  Calabasas, CA 91302

   Common         Sim Farar(1)(2)                           365,950                  27.2%
                  22287 Mulholland Dr., #390           (Individually)
                  Calabasas, CA  91302

   Common         Justin B. Farar(2)                         97,412                   7.2%
                  22287 Mulholland Dr., #390           (Individually)
                  Calabasas, CA  91302

   Common         Joel D. Farar(2)                           93,500                   6.9%
                  22287 Mulholland Dr., #390           (Individually)
                  Calabasas, CA  91302

   Common        Beth Farar(3)                               83,599                   6.2%
                 15915 Ventura Blvd., Ste. 301         (Individually)
                 Encino, CA  91436


(1) Yale Farar and Sim Farar are brothers but disclaim any beneficial ownership of each others shares.

(2) Justin Farar and Joel Farar are the sons of Sim Farar. Sim Farar may be deemed to have beneficial ownership of the shares held by his younger son, Joel, but disclaims beneficial ownership of shares held by his older son, Justin.

(3) Beth Farar is the daughter of Yale Farar. Mr. Farar disclaims any beneficial ownership of shares held by Ms. Farar.

The following table sets forth, as of August 20, 1999, the stock ownership of each officer and director individually and all directors and officers of the Company as a group.



  TITLE OF           NAME AND ADDRESS OF               AMOUNT AND NATURE OF                  PERCENT
   CLASS              BENEFICIAL OWNERS                BENEFICIAL OWNERSHIP                 OF CLASS
  --------     -------------------------------        ----------------------              -------------

   Common      Harold S. Fleischman, Director                 6,200                             0.5%
               15915 Ventura Blvd., Ste. 301
               Encino, California  91436

   Common      Arthur Lyons                                   6,000                             0.4%
               646 Morango Road
               Palm Springs, CA  92264

   Common    Ownership by Management as a                    12,200                             0.9%
                   Group (2 persons)



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Yale Farar and Sim Farar (principal shareholders of the Company) have invested funds in the Company to pay for operating expenses and to provide working capital to the Company. During fiscal year 1999, these contributions totaled $15,000 which were reflected in the financial statements as additional paid in capital.

The Company's principal shareholders anticipate making additional contributions or advances to the Company on an as-needed basis until such time as the Company establishes or acquires an operating business.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following documents are being filed as part of this report:

                                                                                          PAGE
            (1)             Financial Statements


                            Report of Independent Auditors - Ernst & Young LLP............F-1

                            Balance sheet as of June 30, 1999.............................F-2

                            Statements of Operations for the years ended
                            June 30, 1999 and 1998........................................F-3

                            Statements of Stockholders' Equity for the
                            years ended June 30, 1999 and 1998............................F-4

                            Statements of Cash Flows for the years ended
                            June 30, 1999 and 1998........................................F-5

                            Notes to Financial Statements..........................F-6 to F-7

            (2)             Exhibits


EXHIBIT
  NO.             DESCRIPTION                          LOCATION
------- ------------------------------    -----------------------------------

 3.1     Articles of Incorporation and    Incorporated by reference to
         Bylaws                           Exhibit No. 3.1 to the
                                          Registrant's S-18 Registration
                                          Statement (No. 33-24608-LA)
------------------------------------------------------------------------------

           (b)              Reports on Form 8-K:

            None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             USA INTERNATIONAL CHEMICAL, INC.




Dated: September  17, 1999            By: /s/ HAROLD S. FLEISCHMAN
                                             ---------------------------------
                                              Harold S. Fleischman, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Capacity                            Date

/s/ HAROLD S> FLEISCHMAN
------------------------
Harold S. Fleischman        President, Chief Executive        September 17, 1999
                            Officer, Treasurer, (Principal
                            Financial and Accounting Officer)
                            and Director

/s/ ARTHUR LYONS
--------------------
Arthur Lyons               Secretary and Director             September 17, 1999

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Non- reporting Issuers.

No annual report or proxy material has been sent to security holders during the last fiscal year.

                         Report of Independent Auditors

Board of Directors
USA International Chemical, Inc.

We have audited the accompanying balance sheet of USA International Chemical, Inc. as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA International Chemical, Inc. as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that USA International Chemical, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, under existing circumstances, there is substantial doubt about the ability of USA International Chemical, Inc. to continue as a going concern at June 30, 1999. Management's plans in regard to that matter also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ ERNST & YOUNG LLP


Los Angeles, California
August 19, 1999

                        USA International Chemical, Inc.

                                  Balance Sheet

                                  June 30, 1999

Assets
Current assets:
   Cash                                                                                    $       3,515
                                                                                           ===============
Total assets                                                                               $       3,515
                                                                                           ===============

Liabilities and stockholders' equity
Current liabilities - Accounts payable                                                     $         201

Stockholders' equity:
   Common Stock, $.00001 par value, authorized 50,000,000 shares,
     issued and outstanding 1,347,809 shares                                                          13
   Additional paid-in capital                                                                    338,167
   Retained deficit                                                                             (334,866)
                                                                                          ----------------

Total stockholders' equity                                                                         3,314
                                                                                          ----------------

Total liabilities and stockholders' equity                                                 $       3,515
                                                                                          ================

See accompanying notes.

                        USA International Chemical, Inc.

                            Statements of Operations


                                                                               Year ended June 30
                                                                             1999             1998
                                                                       -----------------------------------

Sales                                                                     $           -    $           -

General and administrative expenses                                              16,496           11,114
                                                                       -----------------------------------
                                                                                 16,496           11,114
                                                                       -----------------------------------

Loss before income tax provision                                                (16,496)         (11,114)
Income tax provision                                                                800              800
                                                                       -----------------------------------
Net loss                                                                  $     (17,296)   $     (11,914)
                                                                       ===================================

Net loss per share (basic and diluted)                                    $        (.01)   $        (.01)
                                                                       ===================================

Weighted average shares outstanding                                           1,345,976        1,341,809
                                                                       ===================================

See accompanying notes.

                        USA International Chemical, Inc.

                       Statements of Stockholders' Equity



                                           Common Stock           Additional
                                    ------------------------      Paid-in        Retained
                                        Shares        Amount      Capital        Deficit         Total
                                    ------------------------------------------------------------------------

Balance at June 30, 1997               1,341,809    $      13   $    311,167   $   (305,656)   $     5,524
   Capital contributions                       -            -         10,000              -         10,000
   Net loss for year ended June 30,
     1998                                      -            -              -        (11,914)       (11,914)
                                    ------------------------------------------------------------------------
Balance at June 30, 1998               1,341,809           13        321,167       (317,570)         3,610
   Capital contributions                       -            -         15,000              -         15,000
   Common stock issued to director
     for services                          6,000            -          2,000              -          2,000
   Net loss for year ended June 30,
     1999                                      -            -              -        (17,296)       (17,296)
                                    ========================================================================
Balance at June 30, 1999               1,347,809    $      13   $    338,167   $   (334,866)   $     3,314
                                    ========================================================================


See accompanying notes.

                        USA International Chemical, Inc.

                            Statements of Cash Flows

                                                                                Year ended June 30
                                                                               1999            1998
                                                                         ----------------------------------

Operating activities
Net loss                                                                   $     (17,296)  $     (11,914)
Adjustments to reconcile net loss to net cash used in operating activities:
     Common  stock  issued for services  2,000  Changes in operating assets and liabilities:
       Accounts payable                                                              201               -
                                                                         ----------------------------------
Net cash used in operating activities                                            (15,095)        (11,914)

Financing activities
Capital contributions                                                             15,000          10,000
                                                                         ----------------------------------
Net cash provided by financing activities                                         15,000          10,000
                                                                         ----------------------------------
Net decrease in cash                                                                 (95)         (1,914)
Cash at beginning of year                                                          3,610           5,524
                                                                         ----------------------------------
 Cash at end of year                                                        $      3,515   $       3,610
                                                                         ==================================

Supplemental disclosure of cash flow information
   Cash paid during the year for:
   Income taxes                                                            $         800   $         800
                                                                         ==================================

See accompanying notes.

                        USA International Chemical, Inc.

                          Notes to Financial Statements

                                  June 30, 1999


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

2. Summary of Significant Accounting Policies

Income Taxes

At June 30, 1999, the Company has federal and state operating loss carryforwards of approximately $276,000 and $117,000, respectively, expiring in years 2004 through 2015. As a result of a change in ownership in 1994, the Company does not believe it will be able to utilize approximately $177,000 (federal) and $67,000 (state) of these operating loss carryforwards to reduce future taxable income. With respect to the remaining operating loss carryforwards of $99,000 (federal) and $50,000 (state), future ownership changes would result in an annual limitation on their utilization. No benefit has been recorded in the financial statements related to such operating losses as their realization is not assured.

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

During 1999 and 1998, the Company did not pay or accrue any amounts for compensation to officers.

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