Form 10QSB
period 1999-09-30
USA INTERNATIONAL CHEMICAL INC
filed 1999-11-10
CIK 840399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended September 30, 1999


                       Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                  95-4068292
  (State of other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


      15915 Ventura Boulevard, Suite 301
               Encino, California                            91436
   -------------------------------------------    ------------------------------
   (Address of Principal Executive Offices)               (Zip Code)


   Registrant's telephone number including area code:        (818) 783-0393
                                                       -------------------------




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES    X       NO


Common stock, $.00001 par value, 1,347,809 issued and outstanding as of October 29, 1999.



                                             INDEX
                                                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) ..............................................3

     ITEM 2.  Management's Discussion and Analysis ..........................................8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................................9

     ITEM 2.  Changes in Securities..........................................................9

     ITEM 3.  Defaults upon Senior Securities................................................9

     ITEM 4.  Submission of Matters to a Vote of Security Holders............................9

     ITEM 5.Exhibits and Reports on Form 8-K ................................................9



                                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               USA INTERNATIONAL CHEMICAL, INC.
                                  BALANCE SHEET (UNAUDITED)
                                      SEPTEMBER 30, 1999


                                            ASSETS


Current Assets                                                        September
                                                                       30, 1999
                                                                  --------------
                Cash                                                     $2,829
        Total Assets                                                     $2,829
                                                                         ======



                              LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities                                                  $        0
Stockholders' Equity (Notes 1 and 2)
   Common stock, $.00001 par value, authorized
   50,000,000 shares, issued and outstanding
   1,347,809 shares                                                          13
   Additional paid-in capital                                           346,167
   Accumulated deficit                                                 (343,351)
                                                                     ----------
   Total Stockholders' Equity                                             2,829
                                                                     ----------
   Total Liabilities and Stockholders' Equity                        $    2,829
                                                                     ==========




See accompanying notes.

                               USA INTERNATIONAL CHEMICAL, INC.
                             STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                     Three Months Ended
                                                        September 30,
                                          --------------------------------------
                                               1999                   1998
                                          --------------        ---------------
Sales..................................   $          --         $           --
                                          -------------         --------------
General Administrative Expenses........           7,685                  6,784
                                          -------------         --------------
   Loss from Operations                          (7,685)                (6,784)
                                          -------------          -------------
   Loss before Income Tax Provisions...          (7,685)                (6,784)
                                          -------------          -------------
Provision for Income Tax                            800                    800
                                          -------------          -------------
Net Loss...............................          (8,485)                (7,584)
                                          -------------          -------------
Net Loss Per Share.....................            (.01)                  (.01)
                                          =============          =============
Weighted Average Shares Outstanding....       1,347,809              1,346,809



See accompanying notes.

                               USA INTERNATIONAL CHEMICAL, INC.
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                        THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                           Three Months Ended
                                                                              September 30,
                                                                  -------------------------------------
                                                                       1999                   1998
                                                                  --------------        ---------------

Operating Activities:

     Net Cash Used in Operating Activities                        $      (8,686)        $      (3,831)
                                                                  -------------         -------------
     Financing Activities:
          Capital Contributions                                           8,000                 5,000
                                                                  -------------         ------------
     Net Cash Provided by Financing Activities                            8,000                 5,000
                                                                  -------------         -------------

Net Increase (Decrease) in Cash                                           (686)                 1,169
Cash at beginning of period                                               3,515                 3,610
                                                                  -------------         -------------
Cash at end of period                                             $       2,829         $       4,779
                                                                  =============         =============



See accompanying notes

                        USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1999 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the three months ended September 30, 1999 principal shareholders contributed $8,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when the Company may resume business operations. Consequently, actual results may vary from management's expectations.

Results of Operations for the Three Months Ended September 30, 1999 as Compared to the Three Months Ended September 30, 1998

Operating Activities

        There were no sales for the three month period ended September 30, 1999 or 1998. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

        Operating expenses totaled $7,685 for the quarter ended September 30, 1999 compared to $6,784 for the same period last year for an increase of $901. The increase resulted from higher fees for accounting services.

        During the three months ended September 30, 1999, net cash used by operations was $8,686. During the three months ended September 30, 1998, net cash of $3,831 was used by operations.

        Net loss totaled $8,485 for the three months ended September 30, 1999, compared to a net loss of $7,584 for the three months ended September 30, 1998. The increase in net loss resulted from the increased operating expenses discussed above.

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

Capital Resources and Liquidity

        During the three months ended September 30, 1999, capital was provided for operations from $8,000 in contributions from two of the Company's principal stockholders. During the three months ended September 30, 1998, capital was provided from $5,000 in contributions from these principal shareholders or other affiliates of the Company.

                                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There are no legal proceedings against the Company, or to which the Company or any of its officers or directors are a party, and to the knowledge of the Company's management, no claims have been made against the Company.


ITEM 2.  CHANGES IN SECURITIES

        Effective September 1, 1998, the Company issued an additional 1,000 shares of its common stock to Arthur Lyons in consideration of services rendered to the Company. These shares, along with the 5,000 shares previously reported as issued effective September 1, 1998 were valued at $2,000. The shares were issued in a private offering in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 as amended. The reliance on the above registration exemption was based primarily upon the following facts:

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



                                           USA INTERNATIONAL CHEMICAL, INC.


Dated:  November 4, 1999
                                           /s/ Harold S. Fleischman
                                           -------------------------------------
                                           Harold S. Fleischman
                                           President and Chief Financial Officer
                                           (Principal Accounting Person)