Form 10QSB
period 1999-12-31
USA INTERNATIONAL CHEMICAL INC
filed 2000-01-31
CIK 840399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended December 31, 1999


                       Commission File Number 33-24608-LA

                        USA INTERNATIONAL CHEMICAL, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                  95-4068292
 ---------------------------------      ----------------------------------------
 (State of other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


         15915 Ventura Boulevard, Suite 301
                 Encino, California                  91436
       -----------------------------------------   -----------
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


Common stock, $.00001 par value, 1,347,809 issued and outstanding as of January 10, 2000.


                                                INDEX

                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (Unaudited) .....................................................3

     ITEM 2.  Management's Discussion and Analysis .................................................8


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.....................................................................9

     ITEM 2.  Changes in Securities.................................................................9

     ITEM 3.  Defaults upon Senior Securities.......................................................9

     ITEM 4.  Submission of Matters to a Vote of Security Holders...................................9

     ITEM 5.  Other Information.....................................................................9

     ITEM 6.  Exhibits and Reports on Form 8-K......................................................9


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        USA INTERNATIONAL CHEMICAL, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                                   (UNAUDITED)


                                     ASSETS


Current Assets

        Cash                                              $  1,044
                                                          --------

        Total Assets                                      $  1,044
                                                          ========



                                 LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities                                                   $     -0-

Stockholders' Equity (Notes 1 and 2)

        Common stock, $.00001 par value, authorized
        50,000,000 shares, issued and outstanding
        1,346,809 shares                                                    13
        Additional paid-in capital                                     346,167
        Accumulated deficit                                           (345,136)
                                                                      ---------
        Total Stockholders Equity                                        1,044
                                                                      ---------
        Total Liabilities and Stockholders' Equity                    $  1,044
                                                                      =========



See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                     STATEMENTS OF OPERATIONS FOR THE THREE
                 AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)



                                                     Three Months Ended               Six Months Ended
                                                        September 30,                    December 31,
                                                ---------------------------         ---------------------

                                                   1999           1998              1999          1998
                                                -----------   -----------       -----------    ----------

Sales   ..................................      $       --    $       --        $       --     $       --
                                                 ----------    ----------        ----------     ----------
General Administrative Expenses...........           1,785         2,391             9,470          9,175
                                                 ----------    ----------        ----------     ----------
     Loss from Operations.................          (1,785)       (2,391)           (9,470)        (9,175)
                                                 ----------    ----------        ----------     ----------
     Loss Before Income Tax Provisions....          (1,785)       (2,391)           (9,470)        (9,175)
                                                 ----------    ----------        ----------     ----------
Provision for Income Tax..................              -0-           -0-              800            800
                                                 ----------    ----------        ----------     ----------
Net Loss..................................          (1,785)       (2,391)          (10,270)        (9,975)
                                                 ----------    ----------        ----------     ----------
Net Loss Per Share........................      $       --    $       --        $     (.01)    $    (0.01)
                                                 ==========    ==========        ==========     ==========
Weighted Average Shares Outstanding.......       1,347,809     1,346,809         1,347,809      1,346,809


See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)




                                                                              Six Months
                                                                          Ended December 31,
                                                                      --------------------------

Operating Activities:                                                     1999            1998
                                                                      ----------       ---------

    Net Cash Used in Operating Activities                             $ (10,471)       $ (7,975)

    Financing Activities:
       Capital Contributions                                              8,000           5,000
                                                                      ----------       ---------

    Net Cash Provided by Financing Activities                             8,000           5,000
                                                                      ----------       ---------



Net Decrease in Cash                                                     (2,471)         (2,975)

    Cash at beginning of period                                           3,515           3,610
                                                                      ----------       ---------

    Cash at end of period                                             $   1,044        $    635
                                                                      ==========       =========




See accompanying notes

                        USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1999 filed by the Company.

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

NOTE 2 - SHAREHOLDERS' DEFICIT

During the six months ended December 31, 1999 principal shareholders contributed $8,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when the Company may resume business operations. Consequently, actual results may vary from management's expectations.

     Operating Activities

     There were no sales for the six month period ended December 31, 1999 or 1998. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

     Operating expenses totaled $1,785 for the quarter ended December 31, 1999, and $9,470 for the six months ended December 31, 1999. Operating expenses for the quarter consisted primarily of legal and accounting fees relating to the Company's quarterly reports. Operating expenses totaled $2,391 and $9,175 for the comparable periods in 1998. The similar level of expenses reflect comparable fees for services rendered in both periods for 1999 and 1998.

     During the six months ended December 31, 1999, net cash of $10,471 was used by operations compared to $7,975 for the same period in 1998.

     Net loss amounted to $1,785 for the three months and $10,270 for the six months ended December 31, 1999, compared to a net loss of $2,391 for the three months and $9,975 for the six months ended December 31, 1998. The relatively similar net loss incurred for both six month periods reflect similar levels of administrative expenses recognized in such periods.

     In light of the foregoing, the Company will attempt to keep administrative expenses to a minimum. However, operating losses are anticipated until the Company establishes new lines of business.

     Many companies have older computer programs which recognize only the last two digits of the year in any date (i.e. "98" for "1998"), which could cause such software to fail to operate in the year 1999 or 2000 unless the software is preprogramed or replaced (the "Year 2000 Problem"). Since the Company has no active business operations, the Year 2000 Problem is not expected to affect the Company's current limited operations. Consequently, the Company believes that the cost of addressing the Year 2000 Problem will not have a material effect on the Company's financial position, liquidity or results of operations. Subsequent to the end of the fiscal quarter the Year 2000 commenced and the Company has experienced no problems relating to its limited operations.

     For the foreseeable future, the Company's sole activity is expected to be the identification and evaluation of suitable business opportunities which could result in an acquisition by or combination with the Company. There can be no assurance, however, that the Company will be successful in its efforts, or that other types of business transactions might not be considered.

     Capital Resources and Liquidity

     Since September 30, 1994, the Company has generated no revenues from operations. During the six months ended December 31, 1999, capital was provided for operations from $8,000 in contributions from two of the Company's principal stockholders. During the six months ended December 31, 1998, capital for operations was provided from $5,000 in contributions from these principal shareholders. The Company expects to fund its ongoing capital needs through investments in or advances to the Company by its principal stockholders or other affiliates of the Company.


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




                                           USA INTERNATIONAL CHEMICAL, INC.


Dated:  January 26, 2000
                                      /s/  HAROLD S. FLEISCHMAN
                                           -------------------------------------
                                           Harold S. Fleischman
                                           President and Chief Financial Officer
                                           (Principal Accounting Person)