Form 10QSB
period 2000-03-31
USA INTERNATIONAL CHEMICAL INC
filed 2000-05-15
CIK 840399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000


                       Commission File Number 33-24608-LA
                                              -----------

                        USA INTERNATIONAL CHEMICAL, INC.
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                            95-4068292
         -----------------------------------------             ---------------------------------------
               (State of other jurisdiction of                 (I.R.S. Employer Identification Number)
                   incorporation or organization)

            15915 Ventura Boulevard, Suite 301
                        Encino, California                                     91436
         -----------------------------------------             ---------------------------------------
         (Address of Principal Executive Offices)                            (Zip Code)

         Registrant's telephone number including area code:                (818)783-0393
                                                               ---------------------------------------


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         YES   X                    NO
              ---                       ---


         Common stock, $.00001 par value, 1,498,762 issued and outstanding as of May 1, 2000.

--------------------------------------------------------------------------------

                                      INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1.  Financial Statements (Unaudited)                             3

    ITEM 2.  Management's Discussion and Analysis                         8


PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                            9

    ITEM 2.  Changes in Securities                                        9

    ITEM 3.  Defaults upon Senior Securities                              9

    ITEM 4.  Submission of Matters to a Vote of Security Holders          9

    ITEM 5.  Other Information                                            9

    ITEM 6.  Exhibits and Reports on Form 8-K                             9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        USA INTERNATIONAL CHEMICAL, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash                                                         $   8,062
                                                                 ----------

    Total Assets                                                 $   8,062
                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                              $     -0-

STOCKHOLDERS' EQUITY (NOTES 1 AND 2)

    Common stock, $.00001 par value, authorized
    50,000,000 shares, issued and outstanding
    1,498,762 shares                                                    15
    Additional paid-in capital                                     361,165
    Accumulated deficit                                           (353,118)
                                                                 ----------

    Total Stockholders' Equity                                   $   8,062
                                                                 ----------

    Total Liabilities and Stockholders' Equity                   $   8,062
                                                                 ==========

See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended                Nine Months Ended
                                                             March 31,                        March 31,
                                                 ------------------------------    ------------------------------
                                                     2000             1999             2000           1999
                                                  ---------        ----------       ----------      ----------

SALES                                             $     --         $      --        $      --       $      --

GENERAL AND ADMINISTRATIVE EXPENSES                  7,982             4,871           17,452          14,046
                                                  ---------        ----------       ----------      ----------

     LOSS FROM OPERATIONS                           (7,982)           (4,871)         (17,452)        (14,046)
                                                  ---------        ----------       ----------      ----------

     LOSS BEFORE INCOME TAX PROVISION               (7,982)           (4,871)         (17,452)        (14,046)

PROVISION FOR INCOME TAX                                --                --              800             800
                                                  ---------        ----------       ----------      ----------

NET LOSS                                          $ (7,982)        $  (4,871)       $ (18,252)      $ (14,846)
                                                  =========        ==========       ==========      ==========

NET LOSS PER SHARE                                $   (.01)        $      --        $    (.01)      $    (.01)

WEIGHTED AVERAGE SHARES OUTSTANDING               1,498,762        1,498,857        1,498,762       1,478,887


See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Nine Months Ended
                                                               March 31,
                                                               ---------
                                                          2000           1999
                                                          ----           ----

Operating Activities:

    Net Cash Used in Operating Activities              $(18,453)       $(12,846)
                                                       ---------       ---------


    Financing Activities:
         Capital contributions                           23,000          10,000
                                                       ---------       ---------

    Net Cash Provided by Financing Activities            23,000          10,000
                                                       ---------       ---------

Net Increase (Decrease) in Cash                           4,547          (2,846)

Cash at beginning of period                               3,515           3,610
                                                       ---------       ---------

Cash at end of period                                  $  8,062        $    764
                                                       =========       =========

See accompanying notes.

                        USA INTERNATIONAL CHEMICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended June 30, 1999 filed by the Company.

On April 7, 2000, the Company declared a common stock dividend of .1129 shares for each share of common stock outstanding on the record date (April 17, 2000.) As a result, there are 1,498,762 shares of the Company's common stock issued and outstanding; the accompanying financial statements give effect to the dividend.

On May 4, 2000, the Company completed a transaction with ASPAC Communications, Inc. ("ASPAC") whereby the Company acquired 100% of the outstanding common stock of ASPAC in exchange for 20,126,264 shares of newly issued common stock of the Company. After the exchange, the shareholders of ASPAC will own approximately 93% of the Company's common stock.

NOTE 2 - SHAREHOLDERS' EQUITY

During the nine months ended March 31, 2000 principal shareholders contributed $23,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including when the Company may resume business operations. Consequently, actual results may vary from management's expectations.

         OPERATING ACTIVITIES

         There were no sales for the nine month period ended March 31, 2000 or 1999. Since the change of control of the Company in September, 1994, the Company has not pursued any of the Company's former business. Consequently, until the Company's current management develops or acquires new business lines, no operating revenues are expected.

         Operating expenses totaled $7,982 for the quarter ended March 31, 2000, and $18,252 for the nine month period ended March 31, 2000. Operating expenses for the quarter consisted primarily of legal and accounting fees relating to the Company's quarterly reports and other corporate expenses. Operating expenses totaled $4,871 and $14,846 for the comparable periods in 1999. The increase in the current periods reflect increased legal fees recorded in the three months ended March 31, 2000.

         During the nine months ended March 31, 2000, net cash of $18,453 was used by operations compared to $12,846 for the same period in 1999.

         Net loss totaled $7,982 for the three months and $17,452 for the nine months ended March 31, 2000, compared to a net loss of $4,871 for the three months and $14,846 for the nine months ended March 31, 1999. The increase in net loss for the most recent quarter was due to the increase in operating expenses for the period.

         On May 4, 2000, the Company completed a transaction with ASPAC Communications, Inc. ("ASPAC") as a result of which the stockholders of ASPAC will own approximately 93% of the Company's common stock and the present activities of the Company will be discontinued.

         CAPITAL RESOURCES AND LIQUIDITY

         Since September 30, 1994, the Company has generated no revenues from operations. During the nine months ended March 31, 2000, capital was provided from $23,000 in contributions from two of the Company's principal stockholders. During the nine months ended March 31, 1999, capital for operations was provided from contributions from these principal shareholders or other affiliates of the Company aggregating $10,000.

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

                                USA INTERNATIONAL CHEMICAL, INC.

Dated:  May 15, 2000

                                /s/ Marc F. Mayeres
                                -------------------------------------------
                                By: Marc F. Mayeres
                                    Chairman and Acting Chief Financial Officer