Form 10QSB
period 2000-06-30
USA INTERNATIONAL CHEMICAL INC
filed 2000-08-14
CIK 840399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                               Commission File No.
                                   33-24608-LA

                           ASPAC COMMUNICATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   95-4068292
--------------------------------           -------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
Incorporation or Organization)


                       21221 South Western Ave. Suite 215
                           Torrance, California 91501
          ------------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)


Registrant's telephone number, including Area Code:  310/328-7666

Securities to be Registered Under Section 12(b) of the Act:   None

Securities to be Registered Under Section 12(g) of the Act:
                         Common Stock, $.00001 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ ]    NO [X]

Number of shares of common stock, $0.00001 par value, outstanding at June 30, 2000: 21,884,969


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEET

                                               ASSETS
                                               ------
                                                                 June 30, 2000  September 30, 1999
                                                                 -------------  ------------------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                            $ 3,719,954         $     7,005
  Other receivable - YeeYoo                                                --                 405
  JV contribution receivable                                          350,000                  --
  Prepaid expenses                                                     18,204               5,820
                                                                  ------------        ------------
     TOTAL CURRENT ASSETS                                           4,088,158              13,230

     PROPERTY AND EQUIPMENT                                            66,856              39,714

 OTHER ASSETS
   Deferred Offering Cost                                                                  12,500
   Organization costs                                                   1,350               1,755
   Other assets                                                        87,938              10,607
                                                                  ------------        ------------
     TOTAL OTHER ASSETS                                                89,288              24,862

TOTAL ASSETS                                                      $ 4,244,302         $    77,806
                                                                  ============        ============

                              LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                              ----------------------------------------

CURRENT LIABILITIES
  Accrued expenses                                                $    44,177              61,276
  Accrued salaries                                                    112,441             128,798
  Advisory service agreement payable                                   30,000              30,000
  Line of credit                                                           --             111,946
  Loan payable - employees                                              3,500              18,120
  Other payable                                                         2,078                  --
  Notes payable - related parties                                          --             260,000
  Notes payable - unrelated parties                                        --             255,000
                                                                  ------------        ------------
     TOTAL CURRENT LIABILITIES                                        192,196             865,140

MINORITY INTEREST                                                     306,628                  --

STOCKHOLDER'S DEFICIENCY
  Common stock, $0.00001 par value, 50,000,000 shares
  authorized, 21,884,969 shares issued and outstanding                    219               2,008
  Additional paid-in capital                                        5,067,011              93,592
  Accumulated deficit during development stage                     (1,165,908)           (882,934)
  Accumulated other comprehensive income (loss)                          (922)                 --
  Less: Deferred stock compensation                                  (154,922)                 --
                                                                  ------------        ------------
     TOTAL STOCKHOLDER'S DEFICIENCY                                 3,745,478            (787,334)
                                                                  ------------        ------------

TOTAL LABILITIES AND
STOCKHOLDER'S DEFICIENCY                                          $ 4,244,302         $    77,806
                                                                  ============        ============

                                        ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999,
                                                   AND FOR THE PERIOD
                                     FROM SEPTEMBER 26 (INCEPTION) TO JUNE 30, 2000

                                                       (UNAUDITED)
                                                       -----------

                                                                                                                    Sep.26, 1997
                                                   Three Month Ended                   Nine Month Ended            (Inception) to
                                            Jun. 30, 2000     Jun. 30, 1999     Jun. 30, 2000     Jun. 30, 1999     Jun. 30, 2000
                                            -------------     -------------     -------------     -------------     -------------

NET SALES                                   $         --      $         --      $         --      $         --      $         --
                                            -------------     -------------     -------------     -------------     -------------

OPERATING EXPENSES
  Salaries                                       101,092            53,570           197,572           130,668           532,981
  Lease expenses                                  27,662            16,268            74,821            30,470           160,421
  Legal and professional fees                      9,004             1,826            54,233            38,472           130,738
  Consulting fees                                 20,989            17,129            27,807            18,819            58,821
  Travel & Entertainment                           3,202            10,596            18,615            24,703            59,893
  Depreciation                                     3,150               867             7,915             2,262            14,503
  Amortization of organization costs                 135               135               405               405             1,350
  Research and development                        94,924                --            97,099                --            97,099
  Stock based compensation                        18,278                --            18,278                --            18,278
  General office expense                          28,250            20,637            80,086            46,887           197,494
                                            -------------     -------------     -------------     -------------     -------------
Total operating expenses                         306,686           121,028           578,831           292,686         1,271,578
LOSS FROM OPERATIONS                            (306,686)         (121,028)         (578,831)         (292,686)       (1,411,578)
                                            -------------     -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE)
  Registration costs-withdrawn Form S-1               --                --                --                --          (158,650)
  Interest expense                                (4,489)           (6,565)          (19,014)          (15,370)          (51,721)
  Penalties and Fines                                 --                --              (145)               --              (145)
  Interest income                                 25,548                --            33,777                50            34,683
  Loss on Theft of Fixed Assets                       --                --            (2,418)               --            (2,419)
  Other income (expense)                              --                 5               325               919             2,589
                                            -------------     -------------     -------------     -------------     -------------
Total other income (expense)                      21,059            (6,560)           12,525           (14,401)         (175,662)

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                           (285,627)         (127,588)         (564,306)         (307,087)       (1,447,240)

EXTRAORDINARY GAIN ON
   EXTINGUISHMENTS OF DEBT                            --                --           237,960                --           237,960

NET INCOME (LOSS) BEFORE
   MINORITY INTEREST                         $  (285,627)      $  (127,588)      $  (326,346)      $  (307,087)      $(1,209,280)
                                             ============      ============      ============      ============      ============

MINORITY INTEREST IN LOSS                         43,368                --            43,372                --            43,372

INCOME (LOSS) DURING
   DEVELOPMENT STAGE                            (242,259)         (127,588)         (282,974)          307,087)       (1,165,908)
                                             ============      ============      ============      ============      ============

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign Exchange Translation Gain (Loss)       (1,013)               --              (922)               --              (922)

TOTAL COMPREHENSIVE
   INCOME (LOSS)                                (243,272)         (127,588)         (283,896)         (307,087)       (1,166,830)
                                             ============      ============      ============      ============      ============

NET INCOME (LOSS) PER
   COMMON SHARE                              $   (0.0110)      $   (0.0064)      $   (0.0136)      $   (0.0153)      $   (0.0604)
                                             ============      ============      ============      ============      ============

WEIGHTED AVERAGE
   NUMBER OF SHARES                           22,064,484        20,075,000        20,823,747        20,039,542        19,326,141
                                             ============      ============      ============      ============      ============

                                             ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999,
                                                        AND FOR THE PERIOD
                                          FROM SEPTEMBER 26 (INCEPTION) TO JUNE 30, 2000
                                                            (UNAUDITED)
                                                            -----------
                                                                                                                  Sep.26, 1997
                                                     Three Month Ended                 Nine Month Ended          (Inception) to
                                              Jun. 30, 2000    Jun. 30, 1999    Jun. 30, 2000    Jun. 30, 1999    Jun. 30, 2000
                                              -------------    -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (loss)                           $   (242,259)    $   (127,588)    $   (282,974)    $   (307,087)    $ (1,165,908)
  Adjustment to reconcile net income (loss)
     to net cash used in operating activities:
      Minority interest in losses of
         consolidated subsidiary                   (43,368)              --          (43,372)              --          (43,372)
      Depreciation & Amortization                    3,285            1,002            8,321            2,667           16,338
      Interest expense on extinguished debt             --               --            7,821               --            7,821
      Gain on extinguishment of debt                    --               --         (237,961)              --         (237,961)
      Loss on theft of fixed assets                     --               --            2,418               --            2,418
      Equipment impairment loss                        642               --              642               --              642
      Stock based compensation                      18,278               --           18,278               --           18,278
  Write off registration costs                          --               --               --               --          120,000
  Issuance of common stock for services                 --               --               --               --            5,500
  Changes in assets and liabilities
    (increase) decrease in:
       Account receivable                               --               --              405               --              405
       Prepaid expenses                              2,647               --          (12,384)             (96)         (18,204)
       Advances                                     (5,540)              --           (6,042)              --           (6,042)
       Other receivable                             14,985               --               --               --             (405)
       Deferred offering cost                        9,722          (12,500)          12,500          (12,500)              --
       Other assets                                (20,558)              --          (71,304)          (7,343)         (81,911)
    Increase (decrease) in:
       Account payable & accrued expenses          (41,998)          19,986           (2,314)          74,977          187,760
                                              -------------    -------------    -------------    -------------    -------------
    Net cash used in operating activities         (304,164)        (119,100)        (605,966)        (249,382)      (1,194,641)

CASH FLOWS FROM INVESTING ACTIVITES:

  Purchase of property and equipment               (18,328)          (4,046)         (38,117)          (5,857)         (84,903)
  Organizational costs                                  --               --               --               --           (2,700)
  Payments under advisory service agreement             --               --               --          (30,000)         (90,000)
                                              -------------    -------------    -------------    -------------    -------------
     Net cash used in investing activities         (18,328)          (4,046)         (38,117)         (35,857)        (177,603)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes and Loans payable                               --          125,046           (6,126)         287,392          539,149
  Loan payable - employees                           3,500               --            3,500               --            3,500
  Line of Credit                                  (214,526)              --         (111,982)              --              (36)
  Proceeds from sale of common stock             3,472,500               --        4,472,500               --        4,562,600
  Repayment of advances                                 --               --               --               --          (12,155)
                                              -------------    -------------    -------------    -------------    -------------
     Net cash provided by financing activities   3,261,474          125,046        4,357,892          287,392        5,093,058


FOREIGN EXCHANGE TRANSLATION LOSS                     (922)              --             (860)              --          (20,188)

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                         2,938,060            1,900        3,712,949            2,153        3,700,626
                                              =============    =============    =============    =============    =============

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                              781,894            4,901            7,005            4,648                0

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                  3,700,626            6,801        3,719,954            6,801        3,700,626
                                              =============    =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - NONCASH TRANSACTION:
-----------------------------------------------------------------------
The Company incurred debt in the total amount of $162,500 under a securities advisory service agreement and related stock subscription agreement and a legal advisory service agreement. At June 30, 2000, the unpaid portion of this debt amounted to $30,000. The Company converted its notes payable of $527,000 and accrued interests of these notes in the amount of $36,890 into 51,264 shares of its common stock on December 31, 1999. On April 10, 2000, the Company issued 260,000 shares of common stock pursuant to a Private Placement Offering Memorandum dated December 31, 1999.

                    ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMEN STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                               -------------------
                                   (UNAUDTED)
                                   ----------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         The Company is operating as a Development Stage Company to develop interactive broadband communication and online services in the Far East including the People's Republic of China.

         For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-KSB for the year ended September 30, 1999.

NOTE 2 - PRINCIPLE OF CONSOLIDATION
-----------------------------------

         The consolidated financial statements include the accounts of ASPAC Communications, Inc., its Beijing Representative Office and its joint venture subsidiary, YeeYoo Network Information Technology, Ltd. All significant inter-company balances and transactions have been eliminated in consolidation.

         All balances and transactions of the Company overseas subsidiaries as of and for the three-month period ended June 30, 2000 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - JOINT VENTURE CONTRIBUTION RECEIVABLE
----------------------------------------------

         On June 1, 2000, the Company's joint venture subsidiary, YeeYoo Network Information Technology, Ltd. ("YeeYoo") started operation. The registered capital of YeeYoo is $1,000,000, towards which the Company contributed $650,000 in exchange for 65% of YeeYoo's equity and the other joint venture partners will contribute $350,000 for the remaining 35% of YeeYoo's equity.

NOTE 4 - LOAN PAYABLE - LINE OF CREDIT
--------------------------------------

         On March 31, 1999 the Company obtained a line of credit for up to approximately $362,000 with an unrelated party. The term is two years and outstanding balances under the line of credit accrued interest at a rate of 8% per annum with principal and accrued interest due upon demand. The Company may repay all outstanding amounts at anytime without penalty, in cash or common stock of the Company, at a conversion rate to be determined and agreed by both parties. In June 2000, the Company paid off the entire outstanding balance equivalent of $234,418. As of June 30, 2000, there is no outstanding balance on this line of credit.

NOTE 5 - RELATED PARTIES
------------------------

         Certain salaries are owed to related parties at June 30, 2000. On June 30, 2000, the YeeYoo subsidiary has $350,000 joint venture contribution receivable from related parties (see Note 3). YeeYoo subsidiary started an office lease and an automobile lease with a related party in June, 2000 (see Note 6 (A)).

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) Operating Lease Agreement
         -----------------------------

         The Company and its subsidiaries lease two corporate office spaces and two automobiles under operating leases. The Company terminated its lease with Barrister Executive Suite on June 30, 2000 and started a three-year lease agreement with Starwood/SVP L.L.C. ("Starwood") on April 1, 2000. The lease with Starwood is for an office space in Torrance, California at $4,023.25 per month. The lease can be extended for another three years after its expiration. The Company's Beijing Representative Office terminated its office lease with Beijing New Century Hotel Office Building on May 31, 2000. On June 1, 2000, the Company's YeeYoo subsidiary started an office lease with Beijing Sino-Tech Technology Development Center ("Sino-Tech"), a related party. The office lease with Sino-Tech is for one year term at approximate $1,900 per month. On June 10, 2000, YeeYoo leased two automobiles from Sino-Tech and an unrelated party for approximate $300 and $1200 per month, respectively. Both car leases are for one year term.

         Lease expense for the three-months ended June 30, 2000 and 1999 aggregated $27,662 and $16,268, respectively.

NOTE 7 - COMMON STOCK
---------------------

         On April 6, 2000, the Company reached a Cooperation Agreement with Beijing Tianxing Chinsi Electronic Technology, Ltd. ("Chinsi") , a communication technology development company in the PRC. The Company agreed to issue 30,000 shares of its common stock to Chinsi in exchange for certain wireless frequency usage rights to conduct initial trials of the Company's broadband Internet services in Beijing. The stock issuance was authorized by the Board of Directors of the Company on July 18, 2000 and the shares were subsequently issued on July 21, 2000.

         On January 7, 2000 and April 10, 2000, the Company issued 237,014 and 2,762,986 shares of its common stock, respectively, to private placement investors for $4,472,500, net of cash offering cost of $27500. On April 10, 2000, the Company also approved the issuance of 260,000 shares of its common stock to certain finders pursuant to the Private Placement Offering Memorandum dated December 31, 1999. The 260,000 shares were subsequently issued on July 27, 2000. The shares were recorded as outstanding at June 30, 2000 at par value with an offsetting charge to additional paid-in capital.

         On May 2, 2000, the Company reduced its outstanding common stock and credited its Additional Paid in Capital $300 as a result of canceling 3,000,000 shares of its common stock issued to Finhorn Enterprises, Ltd., the Company's principal and majority shareholder. The cancellation was based on mutual agreement between the parties.

         On May 4, 2000, the Company completed the reorganization ("Reorganization") with USA International Chemical, Inc., a Delaware corporation publicly traded on the OTC Bulletin Board ("USXC"). Under the Reorganization, all outstanding common stocks of the Company were exchanged into USXC's common stock on one-for-one basis. As a result of this Reorganization, the Company's total number of common shares outstanding was increased by 1,498,705 to 21,884,969. At the closing of the Reorganization, all officers and directors of USXC resigned and the current officers and directors of ASPAC took their respective office in USXC. The Company amended the Articles and Bylaws of USXC and changed its name to ASPAC Communications, Inc. on June 20, 2000. The Reorganization was accounted for by the Company as a re-capitalization.

NOTE 8 - 2000 STOCK OPTION PLAN
-------------------------------

         On January 31, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Plan is for a period of five years and is authorized to grant options for up to one million shares of the Company's common stock. As of the date of this report, 475,000 shares of options have been granted to its officers, directors, consultants and employees. Stock options issued to employees were accounted for under APB 25 and accordingly, no compensation expense has been recorded. Stock options to consultants were issued in accordance with SFAS 123. As a result, $154,922 deferred compensation expense and $18,278 stock based compensation expense were recognized in the three months ended June 30, 2000.

NOTE 9 - WARRANT ISSUANCE
-------------------------

         On April 7, 2000, the Company issued warrants to its private placement offering investors and certain finders to purchase an aggregate 201,000 shares of the Company's common stock at the price of $1.275 per share. The warrants are immediately exercisable and will expire on April 7, 2003.

NOTE 10 - Agreement with CERNET
-------------------------------

         On April 18,2000, the Company reached an Agreement with CERNET. In this Agreement, the Company agreed to issue 1,000,000 shares of its common stock and transfer 5% of its equities in the Joint Venture to CERNET in exchange for technical support, joint marketing efforts, and network infrastructure development. As of June 30, 2000, the transaction has not been closed.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

         (A) Engagement Agreement
         ------------------------

         On July 5, 2000, the Company reached an Engagement Agreement with its corporate attorney and agreed to issue 20,000 shares of common stock for services at discounted rate.

       PART II - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

ASPAC Communications, Inc. ("ASPAC") is currently actively engaged in the development of wireless broadband interactive communication and online services in the People's Republic of China ("PRC") through its joint venture subsidiary YeeYoo Network Information Technology, Ltd. ("YeeYoo"). The joint venture agreement was reached with China Education and Research Network ("CERNET") and Beijing Sino-Tech Science and Technology Development Center ("SINOTECH"). The combination of CERNET and SINOTECH will provide the joint venture with access to over 20,000 kilometers of nationwide fiber backbone and operation services, reaching 35 major cities or over hundreds of million potential clients in the PRC. Using the state-of-art point-to-multipoint wireless cable technology as the "last-mile" solution, YeeYoo plans to offer high-speed Internet connections to schools and business customers throughout the PRC.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE
--------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1999:
---------------------------------

Revenues

The Company is a development stage company and has not generated revenue to date.

Operating Expense

Operating expenses increased 153% from $121,028 during the three months ended June 30, 1999 to $306,686 during the three months ended June 30, 2000. The increase primarily consists of increases from the following expenses:

(1) Salary. Salary expense increased 89% from $53,570 for the three months ended June 30, 1999 to $101,092 for the three months ended June 30, 2000, resulted from the beginning of operation of the YeeYoo joint venture and the Company's increased number of staff.
(2) Lease expense. Lease expense increased 70% from $16,268 for the three months ended June 30, 1999 to $27,662 for the three months ended June 30, 2000, resulted from the beginning of operation of the YeeYoo joint venture and the Company's relocation in April, 2000.
(3) Research and development. We incurred $94,924 of research and development expense in the three months ended June 30, 2000. Research and development expense primarily relates to system design and engineering cost incurred during our network development for the YeeYoo joint venture.
(4) Stock based compensation. For the three months ended June 30, 2000, we recorded $173,200 deferred stock compensation andrecognized $18,278 expense related to amortization of deferred stock compensation.

Interest Income (Expense)

Interest income, net of interest expense, increased from $(6,565) for the three months ended June 30, 1999 to $21,059 for the three months ended June 30, 2000. The increase in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of the private placement offering in January and April.

LIQUIDITY AND CAPITAL RESOURCES AND CERTAIN EVENTS SUBSEQUENT TO JUNE 30, 2000
------------------------------------------------------------------------------

The Company has not generated cash flow from operations to date. The Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its development stage activities primarily through equity investments and loans from its founding stockholders and sales of common stock.

Since the Company started its operation on September 26, 1997, the Company devotes substantially all of its efforts to developing joint ventures to establish telecommunications and Internet networks and organizational activities. To date, no revenues were generated from operation, and there is no guarantee the Company will ever achieve profitable operations.

During the three months ended June 30, 2000 and June 30, 1999, the Company received net cash of $3,261,474 and $125,046 from its financing activities, respectively. The sources of these amounts were from (i) $3,472,500 proceeds from sale of common stock for cash, net of cash offering expense of $27,500, during the three months ended June 30, 2000; (ii) cash payment of $214,526 on the line of credit during the three months ended June 30, 2000; (iii) the receipt of $3,500 advance from officers and directors during the three months ended June 30, 2000; and (iv) the receipt of notes and loans of $125,046 during the three months ended June 30, 1999.

During November 1999, and updated in December 1999, the Company issued a private placement memorandum, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, to offer a minimum of 3,000 units and a maximum of 4,000 units of common stock to accredited investors. Each unit consists of 1,000 shares of the Company's common stock. The purchase price for each unit is $1,500 or $1.50 per share. The offering was closed on March 31, 2000. 3,000 units were subscribed and fully paid for by March 31, 2000. The Company's net proceeds, after cash offering expenses of $27,500, were $4,472,500. On January 7, 2000, $1,000,000 before offering expense and related commissions was released to the Company by the escrow pursuant to the escrow condition. On April 7, 2000, the balance of the fund, $3,500,000 before offering expenses and related commission was released to the Company.

Our principal commitments consist of obligations outstanding under various operating leases for our facilities and capital investment commitments to the YeeYoo joint venture. Since the beginning of operation of our YeeYoo joint venture during the three months ended June 30, 2000, we have experienced an increase in our capital expenditures and operating lease arrangements, consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future. The Company has invested $650,000 pursuant to the Joint Venture Contract, in exchange of 65% of the equity in the Joint Venture. The Company has committed to invest up to $3.25 million for the joint venture's capital expansion.

We expect to experience significant growth in our operating expenses for the foreseeable future. We anticipate operating expense, sales and marketing expense, and purchase of equipment will constitute the majority of the future use of our cash resources. In addition, we may use our cash resources to acquire or make investments in complementary products, technologies or businesses. We believe that the net proceeds from our private placement offering will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twenty four months. Beyond this period, we may seek additional equity or debt financing. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the service offered by the Company and its joint venture and competing technological and market developments. We can not assure you that financing will be available in amounts or on terms acceptable to us, if at all.

The Company's proposed business operations in China are subject to significant risks. These risks include, but are not limited to, the limited precedent for the establishment of Sino-foreign cooperative joint ventures for the purpose of engaging in the telecommunication and Internet industry in China, government restrictions on foreign business ventures in China, government regulation of foreign currency exchange and the general political environment in China.

The Company's successful transition from a development stage company to profitable operations is dependent upon obtaining adequate financing to fund current operations and the development of proposed joint ventures. The Company will continue to seek funds in the form of line of credit and/or equity and debt securities from third party sources as well as from its existing stockholders.

Subsequent Events
-----------------

On July 5, 2000, the Company reached an Engagement Agreement with its corporate attorney and agreed to issue 20,000 shares of common stock for services at discounted rate.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 2000                         ASPAC COMMUNICATIONS, INC.




                                               By: /S/ Jeffrey G. Sun
                                                   --------------------------
                                                   Jeffrey G. Sun
                                                   Chief Executive Officer




                                               By: /S/ Marc F. Mayeres
                                                   --------------------------
                                                   Marc F. Mayeres
                                                   Chief Financial Officer