Form 10QSB/A
period 2000-06-30
ASPAC COMMUNICATIONS INC /NEW
filed 2000-09-27
CIK 840399

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]    NO [ ]

Number of shares of common stock, $0.00001 par value, outstanding at June 30, 2000: 21,884,969


                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEET

                                               ASSETS
                                               ------
                                                                 June 30, 2000  September 30, 1999
                                                                 -------------  ------------------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash                                                            $ 3,719,954         $     7,005
  Other receivable - YeeYoo                                                --                 405
  JV contribution receivable                                          350,000                  --
  Prepaid expenses                                                     18,204               5,820
                                                                  ------------        ------------
     TOTAL CURRENT ASSETS                                           4,088,158              13,230

     PROPERTY AND EQUIPMENT                                            66,856              39,714

 OTHER ASSETS
   Deferred Offering Cost                                                  --              12,500
   Organization costs                                                   1,350               1,755
   Other assets                                                        87,938              10,607
                                                                  ------------        ------------
     TOTAL OTHER ASSETS                                                89,288              24,862

TOTAL ASSETS                                                      $ 4,244,302         $    77,806
                                                                  ============        ============

                              LIABILITIES AND STOCKHOLDER'S DEFICIENCY
                              ----------------------------------------

CURRENT LIABILITIES
  Accrued expenses                                                $    44,177         $    61,276
  Accrued salaries                                                    112,441             128,798
  Advisory service agreement payable                                   30,000              30,000
  Line of credit                                                           --             111,946
  Loan payable - employees                                              3,500              18,120
  Other payable                                                         2,078                  --
  Notes payable - related parties                                          --             260,000
  Notes payable - unrelated parties                                        --             255,000
                                                                  ------------        ------------
     TOTAL CURRENT LIABILITIES                                        192,196             865,140

MINORITY INTEREST                                                     306,628                  --

STOCKHOLDER'S DEFICIENCY
  Common stock, $0.00001 par value, 50,000,000 shares
  authorized, 21,884,969 shares issued and outstanding                    219               2,008
  Additional paid-in capital                                        5,067,011              93,592
  Accumulated deficit during development stage                     (1,165,908)           (882,934)
  Accumulated other comprehensive income (loss)                          (922)                 --
  Less: Deferred stock compensation                                  (154,922)                 --
                                                                  ------------        ------------
     TOTAL STOCKHOLDER'S DEFICIENCY                                 3,745,478            (787,334)
                                                                  ------------        ------------

TOTAL LABILITIES AND
STOCKHOLDER'S DEFICIENCY                                          $ 4,244,302         $    77,806
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

                                                       (UNAUDITED)
                                                       -----------

                                                                                                                    Sep.26, 1997
                                                   Three Month Ended                   Nine Month Ended            (Inception) to
                                            Jun. 30, 2000     Jun. 30, 1999     Jun. 30, 2000     Jun. 30, 1999     Jun. 30, 2000
                                            -------------     -------------     -------------     -------------     -------------

NET SALES                                   $         --      $         --      $         --      $         --      $         --
                                            -------------     -------------     -------------     -------------     -------------

OPERATING EXPENSES
  Salaries                                       101,092            53,570           197,572           130,668           532,981
  Lease expenses                                  27,662            16,268            74,821            30,470           160,421
  Legal and professional fees                      9,004             1,826            54,233            38,472           130,738
  Consulting fees                                 20,989            17,129            27,807            18,819            58,821
  Travel & Entertainment                           3,202            10,596            18,615            24,703            59,893
  Depreciation                                     3,150               867             7,915             2,262            14,503
  Amortization of organization costs                 135               135               405               405             1,350
  Research and development                        94,924                --            97,099                --            97,099
  Stock based compensation                        18,278                --            18,278                --            18,278
  General office expense                          28,250            20,637            80,086            46,887           197,494
                                            -------------     -------------     -------------     -------------     -------------
Total operating expenses                         306,686           121,028           578,831           292,686         1,271,578
LOSS FROM OPERATIONS                            (306,686)         (121,028)         (578,831)         (292,686)       (1,411,578)
                                            -------------     -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE)
  Registration costs-withdrawn Form S-1               --                --                --                --          (158,650)
  Interest expense                                (4,489)           (6,565)          (19,014)          (15,370)          (51,721)
  Penalties and Fines                                 --                --              (145)               --              (145)
  Interest income                                 25,548                --            33,777                50            34,683
  Loss on Theft of Fixed Assets                       --                --            (2,418)               --            (2,419)
  Other income (expense)                              --                 5               325               919             2,589
                                            -------------     -------------     -------------     -------------     -------------
Total other income (expense)                      21,059            (6,560)           12,525           (14,401)         (175,662)

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                           (285,627)         (127,588)         (564,306)         (307,087)       (1,447,240)

EXTRAORDINARY GAIN ON
   EXTINGUISHMENTS OF DEBT                            --                --           237,960                --           237,960

NET INCOME (LOSS) BEFORE
   MINORITY INTEREST                         $  (285,627)      $  (127,588)      $  (326,346)      $  (307,087)      $(1,209,280)
                                             ============      ============      ============      ============      ============

MINORITY INTEREST IN LOSS                         43,368                --            43,372                --            43,372

INCOME (LOSS) DURING
   DEVELOPMENT STAGE                            (242,259)         (127,588)         (282,974)         (307,087)       (1,165,908)
                                             ============      ============      ============      ============      ============

OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign Exchange Translation Gain (Loss)       (1,013)               --              (922)               --              (922)

TOTAL COMPREHENSIVE
   INCOME (LOSS)                                (243,272)         (127,588)         (283,896)         (307,087)       (1,166,830)
                                             ============      ============      ============      ============      ============

NET INCOME (LOSS) PER
   COMMON SHARE                              $   (0.0110)      $   (0.0064)      $   (0.0136)      $   (0.0153)      $   (0.0604)
                                             ============      ============      ============      ============      ============

WEIGHTED AVERAGE
   NUMBER OF SHARES                           22,064,484        20,075,000        20,823,747        20,039,542        19,326,141
                                             ============      ============      ============      ============      ============


                                             ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999,
                                                        AND FOR THE PERIOD
                                          FROM SEPTEMBER 26 (INCEPTION) TO JUNE 30, 2000
                                                            (UNAUDITED)
                                                            -----------
                                                                                                                  Sep.26, 1997
                                                     Three Month Ended                 Nine Month Ended          (Inception) to
                                              Jun. 30, 2000    Jun. 30, 1999    Jun. 30, 2000    Jun. 30, 1999    Jun. 30, 2000
                                              -------------    -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (loss)                           $   (242,259)    $   (127,588)    $   (283,007)    $   (307,087)    $ (1,165,941)
  Adjustment to reconcile net income (loss)
     to net cash used in operating activities:
      Minority interest in losses of
         consolidated subsidiary                   (43,368)              --          (43,368)              --          (43,368)
      Depreciation & Amortization                    3,285            1,002            8,320            2,667           16,337
      Interest expense on extinguished debt             --               --            7,821               --            7,821
      Gain on extinguishment of debt                    --               --         (237,961)              --         (237,961)
      Loss on theft of fixed assets                     --               --            2,419               --            2,419
      Equipment impairment loss                        642               --              642               --              642
      Stock based compensation                      18,278               --           18,278               --           18,278
  Write off registration costs                          --               --               --               --          120,000
  Issuance of common stock for services                 --               --               --               --            5,500
  Changes in assets and liabilities
    (increase) decrease in:
       Prepaid expenses                              2,647               --          (12,384)             (96)         (18,204)
       Advances                                     (5,540)              --           (5,540)              --           (5,540)
       Other receivable                             14,985               --              405               --               --
       Deferred offering cost                        9,722          (12,500)          12,500          (12,500)              --
       Other assets                                (20,558)              --          (71,786)          (7,343)         (82,393)
    Increase (decrease) in:
       Account payable & accrued expenses          (41,998)          19,986           (7,031)          74,977          183,043
                                              -------------    -------------    -------------    -------------    -------------
    Net cash used in operating activities         (304,164)        (119,100)        (610,692)        (249,382)      (1,199,367)

CASH FLOWS FROM INVESTING ACTIVITES:

  Purchase of property and equipment               (18,328)          (4,046)         (38,117)          (5,857)         (84,903)
  Organizational costs                                  --               --               --               --           (2,700)
  Payments under advisory service agreement             --               --               --          (30,000)         (90,000)
                                              -------------    -------------    -------------    -------------    -------------
     Net cash used in investing activities         (18,328)          (4,046)         (38,117)         (35,857)        (177,603)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes and Loans payable                               --          125,046           (1,381)         287,392          543,894
  Loan payable - employees                           3,500               --            3,500               --            3,500
  Line of Credit                                  (214,526)              --         (111,887)              --               59
  Proceeds from sale of common stock, net        3,472,500               --        4,472,500               --        4,562,600
  Repayment of advances                                 --               --               --               --          (12,155)
                                              -------------    -------------    -------------    -------------    -------------
     Net cash provided by financing activities   3,261,474          125,046        4,362,732          287,392        5,097,898


FOREIGN EXCHANGE TRANSLATION LOSS                     (922)              --             (974)              --             (974)

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                         2,938,060            1,900        3,712,949            2,153        3,719,954
                                              =============    =============    =============    =============    =============

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                              781,894            4,901            7,005            4,648                0

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                  3,719,954            6,801        3,719,954            6,801        3,719,954
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