Form 10KSB
period 2000-09-30
ASPAC COMMUNICATIONS INC /NEW
filed 2001-01-16
CIK 840399

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               Commission File No.
                                   33-24608-LA

                           ASPAC COMMUNICATIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   95-4068292
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
 Incorporation or Organization)

                       21221 South Western Ave. Suite 215
                           Torrance, California 90501
          ------------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)

Registrant's telephone number, including Area Code: 310/328-7666

Securities to be Registered Under Section 12(b) of the Act: None

Securities to be Registered Under Section 12(g) of the Act: Common Stock, $.00001 Par Value
                                (Title of Class)
                        --------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended September 30, 2000: No revenue was generated during the fiscal year ended September 30, 2000.

Aggregate market value of voting stock held by non-affiliates of the registrant on December 14, 2000 was approximately $8,160,000, based upon the closing sale price of the Common Stock as quoted by the OTC Bulletin Board reported for such date. Shares held by each officer and director and by each person who owns 5% or more of the outstanding common stocks have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 21,934,969 shares of common stock outstanding as of December 14, 2000.

         Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed in this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         ASPAC Communications, Inc. (the "Company") is a Delaware corporation headquartered in Torrance, California. The Company is a development stage company with the objective to develop, finance, and invest in telecommunication and Internet related projects primarily in the People's Republic of China ("PRC" or "China"). The Company's key management and shareholders include institutions and individuals that have participated in and directed the modernization of China's telecommunication industry. Over the years, they have developed in-depth knowledge of this highly protected and rapidly growing sector, and established close contacts with the key players and the bureaucratic hierarchy. After conducting numerous feasibility studies of telecommunication investment projects in the past few years, the Company has set its focus on the wireless broadband Internet Service Provider ("ISP") and other advanced Internet communication services in China. The tremendous market potential of the Internet market in China, the relatively wide open competitive landscape, and the pacesetting experience from the U.S. Internet market are the fundamentals for the Company's renewed focus.

         The Company's China objective is to provide nationwide wireless broadband services that encompass high speed Internet access, Voice over IP ("VoIP"), and full motion video. To meet this objective, the Company has successfully secured the exclusive usage right of a wide spectrum of frequencies in Beijing. Additionally, in order to ensure the high level of quality for the wireless broadband service, the Company has acquired the critical guaranteed international bandwidth. Furthermore, the Company has developed an advanced wireless "point-to-multipoint" system for the high-speed "last-mile" solution so that the service can reach customers efficiently and cost effectively.

         To execute the Company's China objective, ASPAC has formed a Sino-foreign joint venture named YeeYoo Network Information Technology, Ltd. ("YeeYoo"; the "Joint Venture"), with China Education and Research Network Center ("CERNET") and Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech'). The Company has a controlling interest in the Joint Venture.


THE YEEYOO JOINT VENTURE

         On December 31, 1999, the Company executed a Cooperation Joint Venture Contract (the "JV Contract") and certain peripheral agreements with China Education and Research Network Center ("CERNET") and Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech") to set up a Joint Venture to engage in the developing of a wireless Internet access network and related value-added services in China. The Company committed to ultimately contribute US$3.5 toward the Joint Venture's registered capital in exchange for 70% of the Joint Venture's equity and CERNET and Sino-Tech committed to contribute $1 million and $0.5 million in exchange for 20% and 10% of the Joint Venture's equity, respectively. The capital contribution from CERNET and Sino-Tech can be in cash, tangible assets, or intangible assets.

         On April 18, 2000, the Company and CERNET entered into an Agreement to further define each party's obligations in the Joint Venture. The Company agreed to transfer 5% of its equity interest in the Joint Venture and in the future may issue 1 million shares of the Company's common stock to CERNET in exchange for:

         i) guaranteed international connection and domestic access bandwidth on the most favorable terms;
         ii) joint effort in application of frequency grants for the exclusive usage of the Joint Venture;
         iii) technical support cooperation on system integration;
         iv) joint marketing efforts to promote the Joint Venture's services to schools;
         v)  secured IP address supply to the Joint Venture; and
         vi) other network infrastructure development support.

         As a result, the Company's equity holding of the Joint Venture was reduced to 65% and the Company's capital commitment to the Joint Venture was reduced to $3.25 million. As of the date of this report, the Company has contributed $2.15 million toward the Joint Venture's registered capital and contributed capital. The Joint Venture is located in the Zhongguancun High-Tech Zone of Beijing, China.

JOINT VENTURE PARTNERS
----------------------

         CERNET is one of the five ISPs in China that are licensed for nationwide operations with international gateways. Established in 1994, it was founded by the Tsinghua University and nine other major universities under the direct supervision of the Ministry of Education. It is a non-profit organization with a mandate to link all universities and high schools in China. The principal founder of CERNET, Prof. Jianping Wu is widely respected as the pioneer of the Internet in China. Prof. Wu is currently a member of the Company's Board of Directors.

         CERNET has deployed a nationwide IP/TCP fiber backbone utilizing the advanced dense wave division multiplexing (DWDM) technology. The network consists of 7 regional nodes and 438 Points-of-Presence (POPs) geographically dispersed among 35 major metropolitan areas and cities throughout China. This network is controlled and monitored around the clock by a fault-tolerant IBM computer system with 27 parallel processors. It is presently providing ISP services for over 500 universities and research institutions. CERNET's user base of college students and faculties is expected to reach about three million by the end of this year. The population coverage provided by this backbone is more than 300 million.

         Another Joint Venture partner, Sino-Tech, is a private corporation organized under the direction of the State Development Planning Commission of China. It provides high-tech consulting services for the commercialization of advanced research projects among various industrial and high-tech agencies. Since its establishment in 1995, Sino-Tech has successfully entered into multiple joint ventures with leading high-tech companies.

CONTRIBUTIONS FROM JOINT VENTURE PARTNERS
-----------------------------------------

         The advanced wireless system developed by the Company for the "last-mile" solution is one of the key building blocks of the YeeYoo broadband network. Other major network components include the low cost access for a nationwide optical fiber backbone, the guaranteed international connection and bandwidth, and the versatile Linux Gateway Server for effective bandwidth distribution, security, and control. By integrating these four critical components, the Company believes the YeeYoo network has the competitive advantage in China in terms of speed, cost and user benefits.

         In addition to the capital contribution by the two Joint Venture partners for their respective equity interests, they will also provide two major YeeYoo network components: the access for nationwide backbone and the international gateway. Their legal, commercial, and political contacts are also valuable for the continuous success of the Joint Venture. Specifically,

         o Nationwide Backbone - YeeYoo will have full access to the CERNET backbone infrastructure, including its network operation centers, regional nodes, and POPs, on favorable, fixed terms without any limitation on time duration or data volume.

         o International Gateway - The CERNET network currently employs a multiple of international links to major Internet markets such as the US, Canada, Hong Kong, Germany, and the UK. This gateway is independent of the state monopoly, China Telecom, and is significantly superior in the critical area of data integrity.

         o Marketing Alliance - CERNET is chartered by the Ministry of Education to provide high-speed Internet connection to all schools in China. The task is daunting given that the number of schools is over 2.5 million. YeeYoo will be the exclusive supplier of the broadband "last mile" access to schools and CERNET will actively assist in the sales and marketing activities for this sector.

         o IP Addresses - CERNET will supply sufficient IP addresses to the Joint Venture on a as needed basis.

         o Information Sharing - the parties will share information concerning the status of the legal, political, financing and competitive conditions of the China Internet market.

         The YeeYoo Joint Venture has named five Directors of the Board as its highest governing body. Prof. Jianping Wu and Mr. Yawen Xu who are the Director of CERNET and the CEO of Sino-Tech, respectively, were appointed by the minority parties. The remaining three Directors, Mr. Jeffrey G. Sun, Mr. Marc F. Mayeres, and Mr. RT Sun were appointed by the Company. The Company has also appointed Mr. Jeffrey G. Sun, the CEO of the Company, as the Chairman of the Board of Directors and the General Manager of the Joint Venture. (SEE ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS)


CHINA INTERNET MARKET

MARKET OVERVIEW
---------------

         The Company has set its business focus to capitalize on the growth of the China Internet market, which is among the world's fastest growing and most under-penetrated Internet markets. The Internet was first introduced to China in the end of 1995. Commercial usage for the Internet first appeared in 1996. Approximately 100,000 users, primarily from government agencies, universities, and businesses signed up for the service. Since 1996, the user base has doubled almost every six months to an estimated 16 to 17 million users by June 2000. This rapid growth is expected to continue with projections calling for 40 to 50 million users within the next five years.

         In spite of this tremendous growth, in the Company's opinion, the China Internet market is presently facing numerous problems such as high cost of Internet access, inadequate communication infrastructure, low customer satisfaction, and lack of broadband services, specifically:

         o The Internet is accessed predominately via telephone modem by users in China. The combination of Internet access subscription fees and local telephone charges can drive the cost to more than US$100 per month. Additionally, the Internet access is extremely slow due to inadequate infrastructure, which is largely controlled by the state monopoly China Telecom.

         o There are six national ISPs in China, but China Telecom and its regional subsidiaries are by far the most dominant. Due to China Telecom's near monopoly in local telephone exchanges and international connections, other national ISPs, namely CERNET, Unicom, Jitong, and China Netcom are not competing aggressively in this sector. China Telecom's near monopoly status has resulted in slow infrastructure improvement and limited price reductions.

         o Insufficient international bandwidth is a major problem with Internet in China. Currently, most carriers and ISPs are leasing the international gateway from China Telecom. The lease rate is usually twice as high as the international rate. The rapidly growing user demand in voice, mobile phones and data communications are severely overloading the system. As a result, slow connections and packet losses are common. Based on the Internet Traffic Report (www.internettrafficreport.com), a Web site that provides tracking data for speed and packet integrity among global Internet gateways, an unacceptable 30%+ packet loss rate is frequent for China Telecom's gateway. By utilizing satellite links, CERNET's international gateway is independent of China Telecom and its bandwidth is continuously being expanded. While the latency of satellite transmission is much longer than the ocean crossing fiber lines, packet loss is rare and the data integrity is far superior to China Telecom's gateway.

         o The broadband services are costly and limited. DSL and cable modem services are virtually non-existent. ISDN is being offered at about $200 per month for 64k access speed and $400 per month for 128k access speed, in addition to local telephone charges. The pent-up demand for broadband services is strong, even with the high cost associated with such services. However, the supply is insufficient as a result of inadequate infrastructures.

         In summary, the Company believes that the China broadband Internet market is wide open and represents an excellent opportunity for the Company to establish a first mover position.

LEGAL & REGULATORY ISSUES
-------------------------

         In the past, the Chinese government has prohibited foreign investment in value-added telecommunication services, including Internet access and content services. Under the trade deal China signed with the United States in November 1999, as part of China's bid to join the World Trade Organization ("WTO"), China pledged to open the value-added sector, including the Internet service and content business, to allow for 49% foreign ownership for the first two years after China's entry into the WTO and 50% thereafter. The Chinese government is drafting new policies and regulations governing foreign investment and other activities in the Internet industry based on its WTO commitment. To comply with the new regulations, the Company's equity percentage in the Joint Venture may have to be reduced from the current 65% level. However, the Company anticipates that it will maintain its operating control of the Joint Venture by retaining control of the Board of Directors and the management of the Joint Venture. In anticipation of the new regulations, the Company is in discussion with several potential strategic partners to exchange the Company's Joint Venture equity in excess of the 49% foreign ownership pursuant to new Chinese policies for certain assets. These assets may include wireless frequencies, PSTN connections for VoIP networks, and additional bandwidth for international links. There is no assurance that the Company will be able to reach any agreement with these potential strategic partners or, if any, at terms favorable to the Company.

BUSINESS PLAN

         To meet the Company's objective to provide nationwide wireless broadband Internet services in China, the Company, along with its Joint Venture subsidiary, has designed a fixed wireless network topography based on the Multichannel Multipoint Distribution System ("MMDS") that will deliver wireless broadband digital transmission for the "last mile" access to customers. To expand the service coverage and enhance network efficiency, the Company has also developed a sectorized wireless coverage plan to increase capacity by frequency reuse, a Linux Gateway Server system for bandwidth control, security and performance enhancement, and an automated management system for operation efficiency.

FIXED WIRELESS TECHNOLOGY
-------------------------

         The fixed wireless technology to be deployed by the Company closely resembles the Multichannel Multipoint Distribution System ("MMDS") technology. The MMDS technology was originally utilized by the wireless cable industry in the U.S. for the broadcast of television and pay-per-view programs. As a result of major pushes by long-distance telephone carriers to achieve the "last mile" access without the incumbent local carriers, the FCC approved the use of this technology for two-way data transmission and high-speed Internet connection in early 1999.

         A typical fixed wireless system consists of a headend station communicating to a number of subscriber end stations or Customer Premises Equipment ("CPEs"). Digital data transmission is typically partitioned in 6 MHz intervals or channels. Typically, a single channel will support a data transfer rate of up to about 30 Mbps for downstream data; however, sectorization and orthogonal polarization techniques can increase the per-channel throughput up to 180 Mbps (by 30 degree sectorization). As a result of this bandwidth enhancement, applications such as high-speed Internet connections, Voice over IP, video conferencing, and audio/video Webcasting, etc. can be offered to business and consumers effectively and cost competitively. Each fixed wireless system can transmit data in a prescribed radius (typically 5-20 kilometers), determined by the broadcast power output levels.

         The deployment of a headend station involves the installation a headend transverter with associated wireless cable modem/router equipment and antenna. This headend is usually situated on a tower located either on top of a high rise building or a visible mountain top, since direct line-of-sight is critical for microwave transmission. For large population centers such as Beijing or Shanghai, a multiple of headend stations or cells can be deployed among strategic locations to extend the population and geographical coverage.

         On each CPE, each transverter and associated wireless cable modem can be installed as a localized "hub" which connects to an Ethernet local area network (100 BaseT LAN). Therefore, each CPE can service a large number of users within a building or a common site. As a result, the installation cost per subscriber or customer can be driven down to an extremely competitive level unmatched by any other means of broadband access.

         The Company believes this technology is particularly well suited for China where the "last mile" access to customers is the biggest challenge for all communication services. Getting a telephone line to the end user is still a costly and time consuming experience, such that a 3 to 6-month waiting period is still common. This fixed wireless technology eliminates the need for this local telephone hook-up to access the Internet by bypassing any requirements to rely on telephone connections. This represents significant savings to customers who currently have to pay telephone charges in addition to Internet access fees.

         In addition, compared to conventional landline networks which require a significant amount of labor and capital investments in cables and trenching, the fixed wireless system is inexpensive, easier to install, takes less time to deploy, and poses minimal disruption to the community. The infrastructure payback and revenue realization can be immediate due to its rapid deployment and scaleable system architecture with service coverage flexibly expanded based on customer demands. In densely populated areas, which are very common in China, high-speed transmission can be distributed conveniently and through the use of inexpensive LANs among each group of buildings to achieve efficient "last mile" access to customers. CERNET has been using digital wireless technology for the past few years. The accumulated experience will be fully applicable for the deployment of the fixed wireless technology.

         Overall, the Company believes that the fixed wireless technology could provide cost efficient broadband access for business and consumers in underdeveloped markets such as China.

INITIAL SERVICE DEPLOYMENT
--------------------------

         The Company plans to launch its services in China in the first calendar quarter of 2001. Beijing, the capital city of China, is selected for the initial deployment. Beijing is by far the single largest Internet market in China. The most recent survey indicates that Beijing alone represents about 20% of the market share. Demand for broadband Internet services also appears to be the strongest among other big cities in China. The city's large pool of high-tech, trading, information and financial services, as well as foreign invested companies are the Company's initial target. Other considerations for this initial deployment site selection include Beijing's dense population, rapidly growing economy, segregated residential and commercial zones, abundance of Ethernet-ready buildings, and large pool of well trained work forces. The Company plans to initially set up three cells to cover major business zones in Beijing.

BUSINESS EXPANSION
------------------

         The Company plans to expand its services to other major cities in China after its initial market entry. The Company believes that further growth can be achieved by leveraging the experience and know-how from the Beijing operations and expand the business in the following three directions:

         o GEOGRAPHIC EXPANSION. Active discussions are underway for frequency grants in other major metropolitan areas beyond Beijing. The current plan is to immediately pursue major cities and regional commercial centers as the next phase toward national expansion.

         o SYSTEM ENHANCEMENT. In addition to the wireless broadband ISP services, development is underway to take advantage of additional business opportunities created by the network such as VoIP gateway server, Encryption system for VPN service, Multimedia Portal, etc.

         o BANDWIDTH CAPACITY EXPANSION. The Company expects the initial capacity provided by the system will be able to meet the initial demand. Further sectorization of each cell and installation of new cells can readily increase the system capacity to accommodate stronger demand.

HISTORY OF THE COMPANY

         The Company was originally incorporated under the laws of the State of California on June 25, 1986. On August 22, 1988, the Company changed its corporate domicile to the State of Delaware, through a merger into a newly formed Delaware corporation named "USA International Chemical, Inc." ("USA"). Through September 1994, USA was engaged in certain business operations which are not associated with the Company's current business of developing telecommunication and Internet related projects in China. From September 1994 through May 2000, the Company was operationally dormant.

         On March 10, 2000, the USA entered into an Agreement and Plan of Reorganization ("Reorganization Agreement") with ASPAC Communications, Inc. ("Old ASPAC"), a Delaware corporation, in which USA acquired all issued and outstanding shares of Old ASPAC in exchange for common stock shares of USA on a one-for-one basis (the "Reorganization"). As a result of this Reorganization, USA issued 20,386,264 shares of common stock and increased its number of common shares outstanding from 1,498,705 before the Reorganization to 21,884,969 immediately after the Reorganization. On May 4, 2000, all transactions contemplated by the Reorganization Agreement were completed. On June 20, 2000, USA amended its Articles of Incorporation to change its name to ASPAC Communications, Inc. (the "Company", "ASPAC"). On August 15, 2000, Old ASPAC merged with and into USA. As a result of the merger, USA was the surviving entity and Old ASPAC merged out of existence. The Reorganization has been accounted for as a reverse acquisition or as a re-capitalization of ASPAC, with ASPAC as the acquiror. The historical financial statements of the Company prior to the closing of the Reorganization Agreement are those of Old ASPAC.


EMPLOYEES

         As of September 30, 1999, the Company had 17 full time employees, 6 of whom were employed in the Los Angeles office and 11 were employed in the YeeYoo Joint Venture. The Company and the Joint Venture intend to hire additional personnel as the development of the Company's business continues and makes such action appropriate. The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

 GOVERNMENT REGULATIONS

         INVESTMENT IN FAR EAST GENERALLY. The Company anticipates that it will initially focus its development efforts on telecommunication projects and opportunities located in China and the Far East. Because of government controls and lack of established information systems, information regarding projects in which the Company may participate located in China and the Far East will be difficult for United States investors to obtain and investors will be unable to track the progress of the Company. In addition, if the Company begins operations in China or the Far East it will be subject to the risks incident to the ownership and operation of businesses therein. These risks include, among others, the risks of internal political or civil unrest, war, or government restrictions. These risks are dynamic and difficult to quantify. The Company will be subject to the risks normally associated with changes in general national economic conditions or local market conditions, competition, patronage, changes in market rates, and the need to periodically upgrade and replace equipment to maintain desirability, and to pay the costs thereof. Although many of the governments of the countries of the Far East have liberalized policies on international trade, foreign ownership and development, investment, and currency repatriation, increasing both international trade and investment accordingly, such policies might change unexpectedly. The Company will be effected by the rules and regulations regarding foreign ownership of real and personal property, including telecommunication switching stations, land lines and other property. Such rules may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company.

         INVESTMENT IN CHINA IN PARTICULAR. Because the operations of the Company are expected to be based to a substantial extent in China, the Company will be subject to the rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country. These include the following:

         POLITICAL AND ECONOMIC MATTER. The business, prospects, and results of the Company's operations may be adversely affected by significant political, economic, and social developments in the Peoples Republic of China ("China" or the "PRC"). Since 1978, the PRC has changed gradually from a centrally planned economy into a more market-oriented, socialist economy. Sino-foreign joint ventures provide a critical impetus for these changes and pose a challenge to the state-owned sector. There have been calls to place more focus on the state sector, but at present the government is continuing to extend incentives such as duty-free capital equipment imports and beneficial tax policies to Sino-foreign joint ventures.

         State planning remains an important characteristic of China's macro economy. The government continues to influence the economy by implementing five-year plans that outline economic and production goals for the country. Since many reforms are experimental in nature and are subject to adjustments or refinements, there may be adverse effects on the Company's development from such reforms or any repeal of such reforms. Also, a political response to any social disruption may affect the Company's operating results.

         In recent years, the PRC has enjoyed rapid economic growth, but growth rates have not been uniform. In May 1993, in an effort to control inflation and achieve coordinated economic development, the government adopted macro economic policies designed to tighten money supply and restrain growth. China imposed restrictions on lending and fixed asset investments, and raised interest rates on bank loans and deposits. More recently, deflation has replaced inflation. In order to stimulate the economy, the government cut interest rates once in 1996, twice in 1997, and twice in 1998. While current State economic policy provides a favorable environment for business activity, an overheating or slowdown in the economy could provoke government measures that may have a negative impact on the Company's performance.

         The success of the Company's Internet venture in China is also subject to the effects of the political relationship between the PRC and the United States. This relationship is fragile and subject to changes caused by events beyond the control of the Company. Any change or deterioration of the relationship between China and the United States could have a material adverse effect upon the Company and its financial condition.

         LEGAL SYSTEM. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign enterprises. The Chinese government has not published definitive regulations or policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns. Statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be the subject of broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. The Company's operations in China, if any are developed of which there can be no assurance, will be subject to administrative review and approval by various national and local agencies of the PRC government. It is the Management's intention to comply with applicable administrative requirements; however, there is no assurance that the Company will be able to timely obtain the necessary administrative approvals for any projects that it determines to develop.

         FOREIGN CURRENCY EXCHANGE. The Renminbi ("RMB"), the official currency of the PRC, is not freely convertible and strong control is maintained by the State over foreign currency reserves. Currently, the RMB is convertible only under the current account, permitting transactions such as trade and profit repatriation, but investment and speculative currency trading is not possible due to strict control over the capital account.

         Approval for foreign exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and remittance of earnings. While conversion of RMB into dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times.

There is still uncertainty as to how foreign enterprises will be treated under this new system or whether the system will be changed again in the future. In the event of shortages of foreign currency, the Company may be unable to convert sufficient RMB into foreign currency to enable it to comply with foreign currency payment obligations the Company may have.

         On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on market supply and demand and proposed to establish a unified foreign exchange inter-bank market among designated banks. Since then, the RMB to U.S. Dollar exchange rate has been stable and, despite the recent devaluation of regional currencies, the PRC Government continues to reiterate its intention not to devalue the RMB. There can be no certainty, however, that exchange rates will not become volatile or that the RMB will not depreciate against the U.S. Dollar. Exchange rate fluctuations and/or RMB devaluation may adversely affect the Company's financial performance and may have an adverse effect on the value, translated into U.S. Dollars, of the Company's fixed assets and earnings.

         LIMITED INTELLECTUAL PROPERTY RIGHTS PROTECTION. Violation of internationally-recognized trademarks and copyrights are commonplace in China and the Company faces the risk that any of its trademarks, themes, and other intellectual property it may develop could be cloned, stolen, or duplicated. In recent years, there have been important developments in China's system to protect intellectual property rights, including copyrights and patents, and the Government has set up special courts to deal with violations of this nature. In order to join the World Trade Organization, China is endeavoring to bring its current copyright protection environment more in line with international standards.

         PRC REGULATION OF THE TELECOMMUNICATIONS INDUSTRY. While no comprehensive law governing the telecommunications industry exists, the Ministry of Information Industries (the "MII") regulates the telecommunications industry, including the Internet industry, in China. The MII regulates entry into the telecommunications industry, the scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of China's telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses from the MII in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, may be subject to regulation by the State Planning Commission, the MII, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed.

         PRC REGULATION OF THE INTERNET SECTOR. In the past, the Chinese government has prohibited foreign investment in value-added telecommunication services, including Internet access and content services. Under the agreement reached in November 1999 between China and the United States concerning the United States' support of China's entry into the World Trade Organization, or WTO, foreign investment in the China Internet services will be liberalized to allow for 49% foreign ownership in the Chinese Internet ventures, for the first two years after China's entry into the WTO and 50% thereafter. The MII is in a process of drafting new laws and regulations governing foreign investments and other activities in the China Internet industry. To comply with these new laws and regulations, the Company's equity ownership percentage in its YeeYoo Joint Venture may have to be reduced, which may adversely affect the Company's businesses and its financial conditions.

         The interpretation and application of existing Chinese laws and regulations, the stated positions of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Chinese Internet businesses, including the Company's business. Accordingly, it is possible that the relevant Chinese authorities could, at any time, assert that any portion or all of our existing or future ownership structure and businesses, violates existing or future Chinese laws and regulations. It is also possible that the new laws or regulations governing the Chinese Internet sector that may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our current or proposed businesses and operations.

COMPETITIVE BUSINESS CONDITIONS

         SUCCESS OF PLAN OF OPERATIONS AND SHAREHOLDER INFORMATION DEPENDENT ON MANAGEMENT. The ability of the Company to successfully effect its business objectives and to develop, construct, manage and acquire Internet networks will be largely dependent upon the efforts of its Management of the Company. As the Company anticipates operations in China and elsewhere in the Far East, shareholders may have difficulty in obtaining information from sources other than the Company, including foreign local or national government agencies, about the Company's activities and development of its projects in China or such other countries in the Far East. Shareholders will be dependent upon Management for reports of the Company's development and activities and expenditure of proceeds. The Company has not obtained any "key man" life insurance on the lives of any of its officers or the director. The loss of the services of the key executives or director could have a material adverse effect on the Company's ability to successfully achieve its business objectives. The officers of the Company will work full time on the development and operations of the Company.

         NO OPERATING HISTORY. The Company has not commenced operations and has not generated any material revenue to date. Therefore, the Company has no operating history upon which a prospective investor may evaluate the Company's performance. The Company's prospects must be considered in light of the risks, difficulties, expenses, and delays encountered in a company with no operating history. The Company is at a very early stage of its development and there is no assurance that the Company's intended activities will be successful or will result in revenues or profits.

         GROWTH STAGE OF DEVELOPMENT. The Company is in the growth stage of its development, and its operations are subject to all of the risks inherent in a growing business enterprise, including the likelihood of operating losses. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of an existing business, the implementation of the Company's business plan, and the competitive environment in which the Company operates.

         POSSIBLE NEED FOR ADDITIONAL FINANCING TO COMMENCE OR CONTINUE OPERATIONS. The Company will be limited in implementing its business plan for the development, construction, and management of the Chinese Internet joint venture, and will likely need to obtain additional funds in order to fully develop this project. The Company may seek additional sources of capital, including an offering of its equity securities, an offering of debt securities, or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. If additional funds are raised through the issuance of equity securities, the percentage ownership of existing shareholders of the Company will be reduced, and such equity securities may have rights, preferences, or privileges senior to those of the holders of existing securities. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed. The pace of the Company's development of telecommunications and Internet systems and the possible acquisition of existing systems is directly related to the amount of capital available to the Company for such purposes.

         COMPETITION. The Internet commerce market in China is underdeveloped at present. China has six nation-wide Internet service providers, one of which is a partner in the Company's Joint Venture. Any other Internet service provider in China, or any other large Internet company from outside the PRC, could establish an Internet commerce business to compete with the Company's Joint Venture. Such competitors may have greater financial resources, technical expertise, and marketing presence than the Company, and may be able to market their services more effectively than the Company and at more competitive prices. There are no assurances that effective competition will not arise to compete with the Company's Joint Venture.

         DEPENDENCE ON YEEYOO JOINT VENTURE. The company is a development stage company and has no prior operating history. The Company's YeeYoo Joint Venture is also a development stage company having no prior operating history. The business, financial condition, and results of operations of the Company are dependent solely on the performance of YeeYoo. Additionally, the business performance of YeeYoo is heavily dependent on the timely cooperation of its Joint Venture partners, CERNET and Sino-Tech in technical support, product development, marketing and sales promotion, and Chinese government relations. Any failure to obtain cooperation from Joint Venture partners on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operation.

         MANAGEMENT OF POTENTIAL GROWTH AND EXPANSION. Both the Company and the YeeYoo Joint Venture are at early stages of development and have a limited numbers of employees. The potential growth and expansion of the Company and YeeYoo's business will place a significant strain on the management and on operational and financial resources. Demands for the Company and YeeYoo's services may require the continuous expansion of network infrastructures, operation and management information systems, and financial management systems. Additional qualified personnel must be constantly hired and trained. There can be no assurance that the Company and YeeYoo's management, resources, technical and other supports will be adequately sufficient to facilitate the potential growth of the business. Any failure of the Company and YeeYoo to manage the potential growth effectively could have a material adverse effect on the business, financial condition and results of operations.

         DEPENDENCE ON NEW AND UNCERTAIN MARKETS. Internet services in general and high-speed Internet access, in particular for the China market, is in the early stage of development. Since the market is relatively new, and current and future competitors are likely to introduce competing services or products, projecting the acceptance of the Company and YeeYoo's products and services is difficult. If the markets for the Company and YeeYoo's products and services fail to grow, grow slower than anticipated, or become saturated with competition, the Company's financial condition and business operations would be materially adversely affected.

         DEPENDENCE ON NEW AND ENHANCED SERVICES. The Company and YeeYoo intend to actively introduce and promote wireless broadband access services in the China market. Failure to gain market acceptance in a timely manner or at all could have a material adverse effect on the business, financial conditions and results of operations of the Company. Additionally, introduction of new and enhanced services with reliability or compatibility problems could significantly delay or hinder market acceptance of such services. Despite testing by the Company and YeeYoo, undetected errors or defects may occur after the deployment of new services. This could result in additional development costs, loss of market acceptance, diversion of employees from other development efforts, and the loss of credibility with customers. Any such events could have adverse effects on the Company and YeeYoo's business, financial conditions and results of operations. Additionally, if the services provided by the Company and YeeYoo fail to achieve balanced network utilization over a 24-hour period, the over or under-utilization of the network infrastructure could adversely effect the quality of services or the cost efficiency of the network infrastructure. This could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON SUPPLIERS AND LIMITED SOURCES OF SUPPLY. The Company and YeeYoo rely on other companies to supply all components of network, communication and computer equipment that are essential in providing services to customers. The sources of equipment are limited and delay in delivery and shipment of equipment is common in the industry. Additionally, some equipment may be subjected to the import regulations of the Chinese government that may cause delay during the delivery. There can be no assurance that the Company and YeeYoo can obtain equipment in the quality, quantity, and time frame demanded. Any failures in obtaining the equipment on a timely basis at an affordable cost would have a material adverse effect on the Company's business, financial condition and results of operation.

         DEPENDENCE ON NETWORK INFRASTRUCTURE. The Company and YeeYoo's success will depend upon the capacity, reliability and security of the network infrastructure utilized. The Company and YeeYoo are planning to utilize the network infrastructure of CERNET to provide services to customers. However, the CERNET network infrastructure is being heavily utilized to serve its own customers among universities and schools. This may create capacity constraints as the number of customers grow for both CERNET and the Company. Therefore, the Company and YeeYoo must continue to expand their network infrastructure as the number of users and the amount of information they wish to transfer increases. The expansion and adaptation of the network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company and YeeYoo will be able to expand or adapt the network infrastructure to meet additional demands on a timely basis, at a reasonable cost, or at all. Additionally, the expansion of the network infrastructure may require the Company and YeeYoo to lease capacity from third party resources and /or to construct their own network infrastructure. There can be no assurance that the third party capacity can be available for lease on a timely basis or at reasonable financial terms, or that the construction permit necessary to build the network infrastructure can be issued by the Chinese government on a timely basis, or at all. Any failures to expand the network infrastructure to meet customer demands of any kind could have a material adverse effect on the Company and YeeYoo's business, financial condition and results of operations.

         DEPENDENCE ON MICROWAVE FREQUENCY AVAILABILITY. The key element of the Company and YeeYoo's strategy is the development of wireless broadband networks. As the number of customers or the amount of information they wish to transfer increases, additional channels of microwave frequency will be required in order to meet demands. The microwave frequencies are subject to heavy regulation by the Chinese government. There can be no assurance that additional frequencies will be available to the Company and YeeYoo on a timely basis, at a reasonable cost, or at all. Any failures to obtain the microwave frequency required to meet market demands would have a material adverse effect on the Company and YeeYoo's business, financial condition, and results of operations.

         RISKS OF TECHNOLOGY CHANGE AND EVOLVING INDUSTRY STANDARDS. The market for Internet services can be characterized by rapid technology change, evolving industry standards, changes in customer needs, emerging competition and frequent product and service introductions. The Company and YeeYoo's future success will depend on the ability to continue to develop technical expertise; to enhance and expand the network services; to develop new services; to market the services and products; and to efficiently respond to emerging industry standards or other technology changes in a timely and cost effective manner. The Company and YeeYoo's ongoing pursuit of necessary technology advances may require substantial time and expense, and there can be no assurance that the Company and YeeYoo will succeed in adapting new and advanced technology or services to stay competitive.

         RISK OF SYSTEM FAILURE AND SYSTEM SECURITY. As the services and usage grow, increased stress will be placed upon network hardware and traffic management systems. There can be no assurance that the Company and YeeYoo will not experience failures relating to individual network point of presence or even catastrophic failure of the entire network. Additionally, the operations are dependent upon the ability to protect the network infrastructure against damages from fire, earthquake, flood, mudslides, power loss, natural disasters or vandalism. Any damage or failure that causes interruptions in the operations of the network could have a material adverse effect on the Company and YeeYoo's business, financial condition and results of operations. Additionally, despite the implementation of network security measures, the network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by customers or Internet users. These or other problems caused by third parties could lead to interruptions or delays in services to the customers. Additionally, such inappropriate use of the network may jeopardize the security of confidential information stored in the computer systems of the customers that may result in liability and deter potential customers. Although industry-standard security measures will be deployed to protect the system, such measures occasionally have been circumvented in the past and there can be no assurance that these security measures will not be breached in the future. Any costs and resources required to eliminate computer viruses and other security problems may result in interruptions or delays of services to the customers that could result in a material adverse effect on the Company and YeeYoo's business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company is qualified to do business in California and its principal executive offices are located at 21221 S. Western Ave. Suite 215, Torrance, California 90717. The Company entered into a lease agreement with Starwood/SVP LLC., an unaffiliated office-suite rental company, for its office suite at a rate of $4,023.25 per month. The lease will terminate on March 31, 2003. The Company has an option to extend the lease for an additional three-year term based on the fair market value of the leased premises at or about the time of the expiration of the initial term of the lease.


ITEM 3. LEGAL PROCEEDINGS

         The Company's management is not aware of any litigation pending or threatened by or against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the forth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATERS

         (a) MARKET INFORMATION. As of December 14, 2000, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.00001 per share (the "Common Stock"). As of December 14, 2000, there were issued and outstanding 21,934,969 shares of Common Stock, options to purchase 2,520,000 shares of Common Stock, and warrants to purchase 201,000 shares of Common Stock.

         Prior to the Company's Reorganization, the Company's Common Stock was listed for trading in the OTC Bulletin Board under the symbol "USXC". On May 8, 2000, after the Reorganization, the Company changed its trading symbol to "ACMN".

         The following table sets forth for the period indicated the high and low sales prices per share of the Company's Common Stock as quoted on the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commission or necessarily represent actual transactions.

                                                     Common Stock Prices
                                                     -------------------
                                                      High          Low
                                                     ------        -----
       QUARTER ENDED
         September 30, 2000                           8.00         4.00
         June 30, 2000                               15.00         6.00
         March 31, 2000                              30            0.31
         December 31, 1999                                No trades

         September 30, 1999                           0.21         0.21
         June 30, 1999                                0.38         0.22
         March 30, 1999                               0.38         0.38
         December 31, 1998                            0.44         0.38

         The transfer agent for the Company is Computershare Trust Company, Inc., 12039 W. Alameda Parkway, Suite Z-2, Lakewood, CO 80228. Its telephone is
(303) 986-5400.

         (b) HOLDERS. The approximate number of holders of the Company's Common Stock at December 14, 2000 was 349.

         (c) DIVIDENDS. The Company has never paid or declared any cash dividends. The Company expects to retain future earnings, if any, to finance the growth and development of its business. Therefore, the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. PLAN OF OPERATION

         The disclosure herein contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under the "Government Regulations" and "Competitive Business Conditions".

LIQUIDITY AND CAPITAL RESOURCES AND CERTAIN EVENTS SUBSEQUENT TO SEPTEMBER 30, 1999

         The Company has not generated cash flow from operations to date. The Company's current cash flow generated from operations is not capable of supporting existing business operations in its present form. Since the beginning of its operations, the Company has financed its development stage activities primarily through equity investments and loans from its founding stockholders and other equity financing.

         To date, the Company has not generated any revenues from operations, and there is no guarantee that the Company will ever achieve profitable operations. Approximately $1,331,000 was used in the Company's operating activities for the fiscal year ended September 30, 2000, compared to the use of approximately $358,000 for the year ended September 30, 1999. The increase in cash used in the Company's operating activities primarily relates to (i) a greater net loss resulting from the setup of the Company's Beijing representative office and the YeeYoo Joint Venture and the Company's increased research and development activities (ii) increase in prepaid expenses and other assets reflected in the Company's consolidated financial statements, and (iii) payoff of certain accounts payable and accrued expenses.

         The Company used approximately $1,160,000 in its investing activities in the year ended September 30, 2000, compared to approximately $64,000 in the year ended September 30, 1999. This increase primarily relates to the (i) the purchase of short-term investment grade securities, and (ii) purchase of network equipment and network infrastructure development.

         During the years ended September 30, 2000 and September 30, 1999, the Company received net cash of $4,680,000 and $425,000 from its financing activities, respectively. The net cash inflow from financing activities during the year ended September 30, 2000 were generated primarily from the following sources: (i) proceeds of $4,472,000 from the sale of common stock, net of offering expenses, (ii) receipt of approximately $338,000 registered capital investment by minority parties in the Company's YeeYoo Joint Venture, and (iii) a cash outflow of approximately $130,000 for payments of the Company's short-term debts.

         The Company currently has a commitment to ultimately invest $3.25 million pursuant to the Joint Venture Contract it entered with CERNET and Sino-Tech, dated December 31, 1999, and an agreement it entered with CERNET, dated April 18, 2000, in exchange for 65% of the equity in the Joint Venture. As of the date of this report, the Company has invested $2.15 million in the Joint Venture. In addition, the Company has committed to pay $2,000,000 to CERNET in exchange for certain guaranteed international connection bandwidth and free usage of such international connection bandwidth for 18 months. As of the date of this report, the Company has not made any payments to CERNET and no decision has been made so far as to the timing and the manner of the payment (in cash or by issuance of the Company's common stock).

         The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient for at least twelve months following the September 30, 2000 fiscal year end; however, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the service offered by the Company and its Joint Venture and competing technological and market developments. SEE "ITEM I, POSSIBLE NEED FOR ADDITIONAL FINANCING TO COMMENCE OR CONTINUE OPERATION."

         The Company expects to maintain its research and development activities at current levels. The Company does not anticipate any purchase or sale of plant and significant equipment except the purchase of network equipment and network infrastructure development during the normal course of business. The Company expects an increase of its number of employees as the Company and its Joint Venture start and expand its network operations in China.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         REVENUES. The Company is a development stage company and has not generated revenue to date.

         OPERATING EXPENSE. Operating expenses increased 137% from $464,472 during the year ended September 30, 1999 to $1,147,042 during the year ended September 30, 2000. The increase primarily consists of increases from the following expenses:

         (1) Selling, general and administrative expenses increased 71% from $459,973 during the year ended September 30, 1999 to $787,585 during the year ended September 30, 2000, due to increased level of salaries paid to employees, issuance of stock-based compensation to non-employees in exchange for consulting services, and increased level of legal and professional expenses relating to the set up of the Joint Venture and Reorganization activities.
         (2) Research and development expenses increased from $-0- for the year ended September 30, 1999 to $338,286 during the year ended September 30, 2000. The increase reflected the Company's increased activities in design and development of its wireless broadband network system for deployment in China.
         (3) Depreciation and amortization expenses increased from $4,499 for the year ended September 30, 1999 to $21,171 during the year ended September 30, 2000, due to higher amount of property and equipment and intangible assets recorded during the year.

         INTEREST INCOME (EXPENSE). Interest income, net of interest expense, increased from net expense of $24,422 for the year ended September 30, 1999 to net income of $67,069 for the year ended September 30, 2000. The increase in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from the sale of common stock in the private placement offering during January and April 2000.

         EXTRAORDINARY GAIN. The extraordinary gain on the extinguishment of debt recorded during the year ended September 30, 2000 represents the gain on the conversion of the Company's notes payable to common stock from unrelated parties on December 31, 1999, calculated based on the difference between the conversion price and the fair market value of the Company's stock at the date of conversion.

         NET LOSS. The Company's net loss increase 51% from $486,638 during the year ended September 30, 1999 to $736,422 during the year ended September 30, 2000. The increase in net loss was primarily due to the increased amount of operating loss relating to setting up the Joint Venture and increased research and development activities.


ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this item 7 are attached hereto as "Item 13 (a) (1)" and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 10, 2000, the Company executed an engagement agreement with Ernst & Young LLP, Los Angeles, California, whereby Ernst & Young LLP. replaced Weinberg & Company P.A., as the Company's principal auditors to audit the financial statements at the end of the Company's fiscal year, which is currently September 30, 2000. This dismissal and engagement of the Company's principal auditors has been duly approved by the board of directors of the Company.

         The Company believes, and has been advised by Weinberg & Company that it concurs with such belief, that, for the years ended September 30, 1998 and September 30, 1999, the Company and Weinberg & Company did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Weinberg & Company would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

         The report of Weinberg & Company on the financial statements for the years ended September 30, 1998 and September 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles, however, the opinion included an explanatory paragraph due to factors at that time that raised substantial doubt about the Company's ability to continue as a going concern. During that period, there were no "reportable events" within the meaning of Item 304 (a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         All directors of the Company hold office until the next annual meeting of shareholders or until their successors are elected and qualified. The By-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until a successor is elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors, subject to the rights of the officers under their respective employment agreement, if any. There are no family relationships among any of the Company's directors and executive officers.

     Name             Age         Position
     ----             ---         --------

Jeffrey Sun           47          Chief Executive Officer, Director

Marc F. Mayeres       59          Chairman of the Board of Directors,
                                  Acting Chief Financial Officer

Steve L. Chen         43          Vice Chairman of the Board of Directors

Jianping Wu           47          Director

RT Sun                44          Director

Amy Ming Zhang        28          Corporate Secretary, Controller

         JEFFREY G. SUN has served as the Company's Chief Executive Officer and a Director of the Company since February 2000. Mr. Sun's background includes 23 years of experience in marketing, strategic planning, and corporate financing for multinational firms including Proctor & Gamble, Texas Instrument, Charles Schwab, and Laidlaw Securities. While at Charles Schwab, he led the inter-departmental team to develop the world's first E-trade system for individual investors. Prior to joining ASPAC, he was in corporate financing for Laidlaw and Thomas Green Securities. He was responsible for developing strategies and securing financing for several cross-Pacific joint ventures in the past 5 years. Mr. Sun has a MS degree from Worcester Polytechnic Institute in 1976. Mr. Sun also serves as the General Manager of the YeeYoo Joint Venture and the chairman of its Board of Directors.

         MARC F. MAYERES has served as the Company's Chairman of the Board of Directors and Acting Chief Financial Officer since February 2000, and the President from February 1998 to February 2000. Mr. Mayeres has over 35 years of experience in senior financial management for various multinational corporations, including The Quaker Oats Company, and Whirlpool Corporation. During his tenure, he was responsible for financial management, strategic planning, project management, mergers and acquisitions, and global funding strategies. Immediately prior to joining ASPAC in 1997, he was CFO of Thomsen Putzmeister, a subsidiary of German conglomerate Putzmeister Werk AG. Mr. Mayeres has dual Bachelor degrees in Accounting and Chemistry obtained in Belgium. Mr. Mayeres also serves as a member of the YeeYoo Joint Venture's Board of Directors.

         STEVE L. CHEN has served as the Company's Vice Chairman of the Board of Directors since February 2000. Mr. Chen brings to ASPAC extensive experience in developing telecommunication projects in China. Prior to joining ASPAC, Mr. Chen was, until 1996, Vice Chairman of the Board of AMTEC, Inc., a publicly traded communication system company. Mr. Chen was instrumental in helping AMTEC secure multimillion-dollar annual sales to the China market. Mr. Chen began his China telecommunication career in 1987 after joining Beijing Catch Communication Group ("Beijing Catch") and became its CEO in the early 90s. During that time, he helped Beijing Catch to grow into one of the largest nationwide paging companies. He was also instrumental in the start-up of China United Telecommunication Co. ("China Unicom") and served as one of its founding Directors of the Board. China Unicom is currently the second largest telecommunication carrier in China. Prior to Beijing Catch, Mr. Chen was a Project Manager with China International Trust Investment Co. (China's largest investment company) and oversaw investments in telecommunication projects. Mr. Chen received his BS degree in Mathematics from Beijing Institute of Technology in 1982.

         JIANPING WU has served as a member of the Company's Board of Directors since August 2000. Dr. Wu is widely recognized as the founder of China Internet. He initiated the strategy, mobilized and organized ten (10) major universities, obtained government funding, and developed the first Internet framework and infrastructure of China. Under his leadership, he expanded CERNET into a nationwide network encompassing 500 universities. Dr. Wu is currently the Director of CERNET. He is presently representing China in numerous international Internet associations and forums. Dr. Wu has been a professor of Tsinghua University for the last 10 years. He received his PHD of Computer Science from Tsinghua University in 1982. Dr. Wu also serves as a member of the YeeYoo Joint Venture's Board of Directors.

         RT SUN has served as a member of the Company's Board of Directors since January 2000. Mr. Sun is currently a director of Formosa Investment, a venture capital investment company of Taiwan. During the last 10 years, Mr. Sun and Formosa Investment has actively engaged in providing start-up capital for over 30 high-tech companies in Taiwan and the U.S. He is currently holding senior management positions in several high-tech companies and serving as the Board Director for Ultralife Taiwan which is a joint venture with Ultralife Batteries of US. Mr. Sun has a BS degree in Mechanical Engineering from the National Taiwan University. Mr. Sun also serves as a member of the YeeYoo Joint Venture's Board of Directors.

         AMY MING ZHANG has served as the Company's Corporate Secretary since September 1997, and Controller since February 2000. Ms. Zhang is an expert in the regulations, opportunities, and the current status of the telecommunication industry of China. In her current capacity and prior position as an executive of America Catch, Inc., a subsidiary of Beijing Catch Telecommunications Group, she has reviewed and overseen the feasibility studies for scores of Chinese telecommunications investment projects. She received her BA degree in Accounting from the University of Kentucky in 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following officers, directors, or beneficial owners of more than 10% of the Company's Common Stock, failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

         Amy Ming Zhang, the Company's Corporate Secretary and Controller, did not file a Form 3 to report her initial securities holdings and a Form 4 to report one transaction which resulted in a change in Ms. Zhang's ownership of the Company's Common Stock during the most recent fiscal year. A Form 5 has been filed by the Company on Ms. Zhang's behalf to report such information.

         Jeffrey G. Sun, the Company's Chief Executive Officer and Director, did not file a Form 3 to report his initial securities holdings during the most recent fiscal year. A Form 5 has been filed by the Company on Mr. Sun's behalf to report such information.

         Marc F. Mayeres, the Company's Chairman of the Board of Directors and Acting Chief Financial Officer, did not file a Form 3 to report his initial securities holdings during the most recent fiscal year. A Form 5 has been filed by the Company on Mr. Mayeres' behalf to report such information.

         RT Sun, a member of the Company's Board of Directors, did not file a Form 3 to report his initial securities holdings during the most recent fiscal year. A Form 5 has been filed by the Company on his behalf to report such information.

         Steve Li Chen, the Company's vice Chairman of the Board of Directors, did not file a Form 3 to report his initial securities holdings during the most recent fiscal year. A Form 5 has been filed by the Company on Mr. Chen's behalf to report such information.

         Discovery Times, Ltd., a beneficial owner of more than 10% of the Company's Common Stock, did not file a Form 3 to report its initial securities holdings during the most recent fiscal year. A Form 5 has been filed on behalf of Discovery Times, Ltd. to report such information.

         Finhorn Enterprises, Ltd., a beneficial owner of more than 10% of the Company's Common Stock, did not file a Form 3 to report its initial securities holdings during the most recent fiscal year. A Form 5 has been filed on behalf of Discovery Times, Ltd. to report such information.

         Serenadia Investment, Ltd., a beneficial owner of more than 10% of the Company's Common Stock, did not file a Form 3 to report its initial securities holdings during the most recent fiscal year. A Form 5 has been filed on behalf of Discovery Times, Ltd. to report such information.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth certain information concerning compensation for the fiscal years ended September 30, 2000, 1999, 1998 of certain of the Company's executive officers. No officer of the Company receives a salary and/or bonus in excess of $100,000 for the fiscal year ended September 30, 2000.

                                             SUMMARY COMPENSATION TABLE
                                                                              Long Term Compensation Awards
                                                                    --------------------------------------------------
                                      Annual Compensation                            Securities
Name and                       ----------------------------------      Stock        Underlying
Principal Position              Year      Salary($)     Bonus($)    Compensation    Options(#)    Other Compensations
---------------------------    -------   -----------   ----------   ------------   -------------  --------------------
Jeffrey G. Sun                   2000     40,000 (1)          --             --       1,000,000                    --
  Chief Executive Officer,
  Director

Marc F. Mayeres                  2000     73,333 (2)          --             --              --                    --
  Chairman of the Board,         1999    100,000 (2)          --         30,000              --                    --
  Chief Financial Officer        1998     57,323 (2)    7,000 (2)            --              --                    --

Steve L. Chen                    2000     40,000 (3)          --             --       1,000,000                    --
  Vice Chairman of the Board

         (1) Mr. Sun joined the Company in February 2000 and received salary of $5,000 per month. He was granted options to purchase 1,000,000 shares of common stock in January 2000.
         (2) (1) Mr. Mayeres's employment began on November 6, 1997 and he received a $7,000 signing bonus in exchange for 90 days of consulting services. Commencing February, 1998, Mr. Mayeres received $7,000 per month of which he agreed to defer $3,500 per month. Effective August 6, 1998, the Company entered into a three-year employment agreement with Mr. Mayeres at annual compensation of $100,000, payable $3,500 monthly, with the remainder deferred until 60 days after the Company has begun public trading of its securities or at such other date as mutually agreed by both parties. In March 1999, the Company issued 30,000 shares of common stock to Mr. Mayeres. On January 31, 2000, the Company and Mr. Mayeres entered into an Amendment to Employment Agreement, whereby Mr. Mayeres agreed to change his annual compensation to $60,000, payable in equal monthly payment, and receive his deferred salary at the conclusion of the Company's second offering.
         (3) Mr. Chen joined the Company in February 2000 and received salary of $5,000 per month. He was granted options to purchase 1,000,000 shares of common stock in January 2000.

OPTION AND SAR GRANTS DURING LAST FISCAL YEAR
---------------------------------------------

         The following table sets forth information regarding stock options granted to our executive officers listed on the Summary Compensation Table for the fiscal year ended September 30, 2000. The Company has never granted any stock appreciation rights.

                           Individual Grants                                          Potential Realizable
-----------------------------------------------------------------------------           Value at Assumed
                  Number of      Percentage of                                       Annual Rates of Stock
                  Securities     Total Options                                       Price Appreciation for
                  Underlying       Granted to                                           Option Term (1)
                   Options      Employees During   Exercise Price  Expiration    -----------------------------
      Name         Granted      Last Fiscal Year     Per Share        Date            5%               10%
---------------  -------------  ----------------   --------------  ----------    ------------     ------------
Jeffrey G. Sun    1,000,000(2)       39.7%              $1.50      1/31/2010         721,462        1,744,667
Marc F. Mayeres          --           --                  --          --              --               --
Steve L. Chen     1,000,000(3)       39.7%              $1.50      1/31/2010         721,462        1,744,667

         (1) The potential realizable value is based on the term of the option at the time of its grant, which is five years from the date the options become vested, for the stock options granted to the executive officers in the table. The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent the our estimates of stock price appreciation. The potential realizable value is calculated by assuming that the fair market value of the underlying common stock on the date of grant, as determined by our board of directors, appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock sold on the last day of its term at this appreciated stock price. No valuation method can accurately predict future stock prices or option values because there are too many unknown factors. No gain to the optionee is possible unless the stock price increases over the option term. Such a gain in stock price would benefit all stockholders.
         (2) Options granted vest over a five-year period commencing January 31, 2000, with one-fifth of the options vesting on each anniversary of the date of grant until fully vested.
         (3) Options granted vest over a five-year period commending January 31, 2000, with one-fifth of the options vesting on each anniversary of the date of grant until fully vested.

OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------

         The following table sets forth information concerning the exercise of stock options during the fiscal year ended September 30, 2000 by our officers listed on the Summary Compensation Table and the fiscal year-end value of unexercised in-the-money options held by such officers.

                                                        Number of Securities Underlying     Value Of Unexercised
                                                            Unexercised Options at         In-the-money Options at
                                                              September 30, 2000           September 30, 2000 (1)
                                                        ----------------------------    ----------------------------
                     Shares Acquired
Name                   on Exercise    Value Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------   ---------------  --------------    -----------    -------------    -----------    -------------
Jeffrey G. Sun (2)        --              --                --           1,000,000          --          $3,625,000
Marc F. Mayeres           --              --                --               --             --               --
Steve L. Chen             --              --                --           1,000,000          --          $3,625,000

         (1) Based on the last sale price of $5.125 per share, of the Company's common stock as quoted by the OTC Bulletin Board, minus the exercise price of the option, multiplied by the number of shares underlying the option.
         (2) None of the option is vested. The first vesting date is January 31, 2001, when one-fifth of the option will become vested.
         (3) None of the option is vested. The first vesting date is January 31, 2001, when one-fifth of the option will become vested.

EMPLOYMENT AGREEMENTS
---------------------

         On November 6, 1997, the Company entered into an employment agreement with Mr. Marc F. Mayeres to serve as President of the Company. Effective August 6, 1998, the Company entered into a revised three-year employment agreement with Mr. Mayeres. The terms of the revised agreement require the full-time services of Mr. Mayeres to the activities of the Company and provide for compensation at the rate of $100,000 per year, payable $3,500 monthly, with the remainder deferred until 60 days after the Company has begun public trading of its securities or at such other date as mutually agreed by both parties. On January 31, 2000, the Company and Mr. Mayeres entered into an Amendment to Employment Agreement, whereby Mr. Mayeres agreed to change his annual compensation to $60,000, payable in equal monthly installments, and receive his deferred salary at the conclusion of the Company's second offering.

         The Company has not entered into employment agreements with other officers or employees.

STOCK OPTION PLAN
-----------------

         The 2000 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors on January 31, 2000. The Company has reserved for issuance thereunder an aggregate of 1,000,000 shares of Common Stock. The Company has granted options to purchase up to 520,000 shares of Common Stock under the Stock Option Plan. All of the options granted as of the date of this report are subject to a five-year vesting schedule and none has become vested.

         The purpose of the Stock Option Plan is to provide the Company with means of attracting and retaining the services of highly motivated and qualified directors and key personnel. The Stock Option Plan is intended to advance the interests of the Company by affording to key employees and directors, upon whose skill, judgment, initiative and efforts the Company is largely dependent for the successful conduct of its business, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company.

         The Stock Option Plan authorizes the issuance of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer the Stock Option Plan. Subject to provisions of the Stock Option Plan, the Committee will have the sole authority to determine the time and times at which each option shall be granted, whether an option is an ISO or an NQO and the number of shares to be subject to each option; and the time and manner in which the option may be exercised, the option exercise price, and the option period.

         Directors, full-time officers and full-time key employees of the Company or employees of companies that do business with the Company designated by the Committee will be eligible to receive grants of options under the stock Option Plan. However, only employees of the Company are eligible to be granted ISOs.

         The exercise price of an ISO cannot be less than 100% of the fair market value of the Common Stock on the grant date, provided that no person who owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our shares, referred to below as a "Ten-Percent Shareholder," may receive incentive options unless the exercise price is at least 110% of the fair market value of our common stock on the grant date. The exercise price of an NQO cannot be less than 85% of the fair market value of the Common Stock on the date the option is granted. All options issued under the Stock Option Plan will have a term no longer than ten years from the grant date. At September 30, 2000, options to purchase 520,000 shares of common stock were outstanding under the Stock Option Plan. The weighted average exercise price for these outstanding options is $2.94 per share.

         In general, any unexpired options granted under the Stock Option Plan will terminate: (a) in the event the employee optionee ceases to be an employee of the Company; provided, however, that the Committee may alter the termination date of the option if the optionee transfers to an affiliate of the Company. Notwithstanding the foregoing, (i) if the employee optionee's employment with the Company shall have terminated for any reason (other than involuntary dismissal for "cause" or voluntary resignation in violation of any agreement to remain in the employ of the Company), he may, at any time before the expiration of 3 months after such termination or before expiration of the option, whichever shall first occur, exercise the option; (ii) if the employee optionee's employment shall have terminated due to disability, such option may be exercised by the employee optionee (or by his guardian(s), or conservator(s), or other legal representatives(s)) before the expiration of 12 months after such termination or before expiration of the Option, whichever shall first occur;
(iii) in the event of the death of the employee optionee, an option exercisable by his legal representative(s), legatee(s), or heir(s), or by his beneficiary or beneficiaries so designated by him, within 12 months after his death or before the expiration of the option, whichever shall first occur; and (iv) if the employee optionee's employment is terminated for "cause" or in violation of any agreement to remain in the employ of the Company, he may, at any time before the expiration of 30 days after such termination or before the expiration of the Option, whichever shall first occur, exercise the Option.

         The Board of Directors may, from time to time, make such changes in or additions to the Stock Option Plan as it may deem proper and in the best interests of the Company and its stockholders. The Board may also suspend or terminate the Stock Option Plan at any time, without notice, and in its sole discretion. Notwithstanding the foregoing, no such change, addition, suspension, or termination by the Board shall (i) materially impair any option previously granted under the Stock Option Plan without the express written consent of the optionee; or (ii) materially increase the number of shares subject to the Stock Option Plan, materially increase the benefits accruing to optionees under the Plan, materially modify the requirements as to eligibility to participate in the Stock Option Plan or alter the method of determining the option exercise price, without stockholder approval.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of the date hereof regarding the beneficial ownership of the Company's Common Stock by each officer and director of the Company and by each person who owns in excess of five percent of the Company's Common Stock. Each shareholder has sole investment power and sole voting power over the securities listed.

                                                  Shares of
                                                Common Stock
                                              Beneficially Owned         Number of             Number of
                                          ------------------------      Exercisable            Excluded
Name of Beneficial Owner                     Number     Percentage   Options/Warrants(1)   Options/Warrants(2)
--------------------------------          -----------   ----------   -------------------   -------------------
Finhorn Enterprises Limited (3)            9,345,339         41.5%              --                    --
Serenadia Investment Limited (4)           4,000,000         17.7%              --                    --
Discovery Times, Ltd. (5)                  2,756,000         12.2%         156,000                    --
Jeffrey G. Sun (6)                                 *            *          200,000               800,000
Marc F. Mayeres   (7)                              *            *               --                    --
Steve L. Chen (8)                                  *            *          200,000               800,000
RT Sun   (9)                               2,762,600         12.3%         162,600                13,400
Jianping Wu (10)                                  --           --               --                    --

All Executive Officers and Directors       3,192,600         14.2%
as a Group (5 Persons)
----------------

         * Indicates less than one percent of the common stock.

         (1) Shows shares of our common stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days of the date of this report. These shares are included in the total number of shares beneficially owned.
         (2) Shows shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of the date of this prospectus. These shares are not included in the total number of shares beneficially owned.
         (3) A British Virgin Island corporation with address at c/o East Asia Corporate Services Limited Columbus Centre Building, Wickhams Cay, PO Box 901, Road Town, Tortola, British Virgin Island
         (4) A British Virgin Island corporation with address at c/o AMS Financial Services Limited, P.O. Box 116, Road Town, Tortola, British Virgin Island.

         (5) Include warrants to purchase 156,000 shares of common stock. The address of Discovery Times, Ltd. is No. 2-3 Industry E. Road II, Science Based Industry Park, Hsinchu, Taiwan.
         (6) Mr. Sun's address is c/o ASPAC Communications, Inc. 21221 S. Western Ave. Suite 215, Torrance, CA 90501.
         (7) Mr. Mayeres's address is c/o ASPAC Communications, Inc. 21221 S. Western Ave. Suite 215, Torrance, CA 90501.
         (8) Mr. Chen's address is c/o ASPAC Communications, Inc. 21221 S. Western Ave. Suite 215, Torrance, CA 90501.
         (9) Include shares beneficially owned by Discovery Times, Ltd. Mr. Sun is the Managing Director of Discovery Times, Ltd. Mr. Sun is the record holder of options to purchase 20,000 shares of common stock, of which 6,600 shares is exercisable within 60 days of the date of this report. Mr. Sun's address is c/o ASPAC Communications, Inc., 21221 S. Western Ave. Suite 215, Torrance, CA 90501.
        (10) Mr. Wu's address is c/o ASPAC Communications, Inc. 21221 S.
             Western Ave. Suite 215, Torrance, CA 90501.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 31, 1999, Finhorn Enterprises Ltd., a major shareholder of the Company, converted its loans to the Company in the amount of $251,000 in principal and $27,723 in accrued interest to 25,339 shares of common stock of the Company at a conversion rate of $11.00 per share. On the same date, the Vice Chairman and the Secretary of the Company also converted their loans with accrued interest in the amount of $12,100 and $9,634, respectively, at the same conversion rate to 1,100 and 876 shares of the Company's common stock, respectively.

                                     PART IV

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K AND SUPPLEMENTAL INFORMATION

(a)(1)   FINANCIAL STATEMENTS

         Reports of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

(a)(2)   EXHIBITS

         The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

3.1(1)     Articles of Incorporation and By-laws

3.3 Certificate of Ownership and Merger Merging ASPAC Communications, Inc. into USA International Chemical, Inc.

10.1(2)    Lease Agreement

10.21(2)   Employment agreement with Marc F. Mayeres

10.22      2000 Stock Option Plan

10.23      Incentive Stock Option Agreement with Jeffrey G. Sun

10.24      Incentive Stock Option Agreement with Steve L. Chen

10.31      Consulting Agreement with Li-Ping Wang

10.32(2)   Consulting Agreement with Lei He

10.51(3) Joint Venture Contract with China Education and Research Network Center and Beijing Sino-Tech Science & Technology Development Center

10.61(4) Plan and Agreement of reorganization between ASPAC Communications Inc. and USA International Chemical, Inc., dated March 30, 2000

21         Subsidiaries

24.2(4)    Letter from Former Accountant,

------------------------

         (1) Incorporated by reference to Exhibit No. 3.1 of USA International Chemical, Inc.'s S-18 Registration Statement (file no. 33-24608-LA)

         (2) Previously filed by ASPAC Communications, Inc. as Exhibits to Form 10-SB/A #1 filed with Securities and Exchange Commission on November 4, 1998 (file no. 000-24441) and incorporated herein by reference.

         (3) Previously filed by ASPAC Communications, Inc. as Exhibits to Form 10-KSB for the fiscal year ended September 30, 1999 and incorporated herein by reference.

         (4) Previously filed by ASPAC Communications, Inc. as Exhibits to Form 8-K on April 10, 2000, and incorporated herein by reference.


(b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of the year covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASPAC COMMUNICATIONS, INC.



                             By: /s/ Jeffrey G. Sun
                                 ------------------
                             Chief Executive Officer

                             Date: December 28, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                           Date
---------                      -----                           ----


/s/ Marc F. Mayeres      Chairman of the Board of Directors,   December 28, 2000
--------------------     Acting Chief Financial Officer
    Marc F. Mayeres

/s/ Steve L. Chen        Vice Chairman of the Board            December 28, 2000
--------------------     of Directors
    Steve L. Chen

/s/ Jeffrey G. Sun       Chief Executive Officer, Director     December 28, 2000
--------------------
    Jeffrey G. Sun

/s/ RT Sun               Director                              December 28, 2000
--------------------
    RT Sun

/s/ Jianping Wu          Director                              December 28, 2000
--------------------
    Jianping Wu

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

             Years ended September 30, 2000 and 1999 and the period
              September 26, 1997 (inception) to September 30, 2000




                                    CONTENTS

Report of Independent Auditors.................................................1

Report of Independent Auditors.................................................2

Audited Consolidated Financial Statements

Consolidated Balance Sheets....................................................3
Consolidated Statements of Operations..........................................4
Consolidated Statements of Stockholders' Equity (Deficit)......................5
Consolidated Statements of Cash Flows..........................................6
Notes to Consolidated Financial Statements.....................................8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
Aspac Communications, Inc.

We have audited the accompanying consolidated balance sheet of Aspac Communications, Inc. (a development stage company) as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the period September 26, 1997 (inception) through September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of September 30, 1999 and for the period September 26, 1997 (inception) through September 30, 1999 were audited by other auditors whose report dated January 13, 2000, except for
Note 14 (G), as to which the date is January 10, 2001, expressed an unqualified opinion on those statements. The financial statements for the period September 26, 1997 (inception) through September 30, 1999 include total revenues and net loss of $-0- and $882,934, respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period September 26, 1997 (inception) through September 30, 2000, insofar as it relates to amounts for prior periods through September 30, 1999, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspac Communications, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year then ended and the period from September 26, 1997 (inception) through September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young LLP
Los Angeles, California
December 8, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of:
Aspac Communications, Inc.

We have audited the accompanying consolidated balance sheet of Aspac Communications, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the two years ended September 30, 1999 and 1998 and for the period from September 26, 1997 (inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspac Communications, inc. and Subsidiary as of September 30, 1999, and the results of their operations and their cash flows for the two years ended September 30, 1999 and 1998 and for the period from September 26, 1997 (inception) to September 30, 1999, in conformity with accounting principles generally accepted in the United States.



                                                WEINBERG & COMPANY, P.A.

Boca Raton, Florida
January 13, 2000, except for Note 14 (G), as to which the date is January 10, 2001


                                   ASPAC COMMUNICATIONS, INC.
                                  (A Development Stage Company)

                                   CONSOLIDATED BALANCE SHEETS


                                                                                 SEPTEMBER 30
                                                                             2000             1999
                                                                        -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  2,194,910      $      7,005
   Short-term investments                                                  1,009,415                 -
   Prepaid expenses and other current assets                                 229,349             6,225
   Interest receivable                                                        24,528                 -
                                                                        -------------------------------
Total current assets                                                       3,458,202            13,230

Property and equipment, net                                                  185,816            39,714
Intangible assets, net of accumulated amortization of $8,250
   (2000) and $-0- (1999)                                                    321,750                 -
Other assets                                                                  33,313            24,862
                                                                        -------------------------------
Total assets                                                            $  3,999,081      $     77,806
                                                                        ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                $     18,843      $     61,276
   Accrued salaries                                                          103,720           128,798
   Advisory services agreement payable                                             -            30,000
   Notes payable:
     Related parties                                                               -           260,000
     Unrelated parties                                                             -           255,000
   Loan payable - employee                                                         -            18,120
   Line of credit                                                                  -           111,946
                                                                        -------------------------------
Total current liabilities                                                    122,563           865,140

Minority interest                                                            230,157                 -

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $0.00001 (2000) and 0.0001 (1999) par value,
     50,000,000 shares authorized, 21,934,969 (2000) and
     20,075,000 (1999) shares issued and outstanding                             219             2,008
   Additional paid-in capital                                              5,496,866            93,592
   Deficit accumulated during development stage                           (1,619,356)         (882,934)
   Accumulated other comprehensive loss                                       (1,152)                -
   Deferred stock-based expenses                                            (230,216)                -
                                                                        -------------------------------
Total stockholders' equity (deficit)                                       3,646,361          (787,334)
                                                                        -------------------------------
Total liabilities and stockholders' equity (deficit)                    $  3,999,081      $     77,806
                                                                        ===============================

SEE ACCOMPANYING NOTES.


                                   ASPAC COMMUNICATIONS, INC.
                                  (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    SEPTEMBER 26,
                                                                                        1997
                                                                                   (INCEPTION) TO
                                                       YEAR ENDED SEPTEMBER 30      SEPTEMBER 30,
                                                       2000               1999          2000
                                                  -----------------------------------------------
Net sales                                         $          -     $          -     $          -
                                                  -----------------------------------------------

Operating expenses:
   Selling, general and administrative                 787,585          459,973        1,813,086
   Research and development                            338,286                -
   Depreciation and amortization                        21,171            4,499           28,703
                                                  -----------------------------------------------
Total operating expenses                             1,147,042          464,472        1,841,789

Loss from operations                                (1,147,042)        (464,472)      (1,841,789)

Other income (expense):
   Abandoned offering costs                                  -                -         (158,650)
   Interest income                                      74,890               50           75,796
   Interest expense                                     (7,821)         (24,472)         (40,528)
   Other                                                (2,418)           2,256             (154)
                                                  -----------------------------------------------
Total other income (expense)                            64,651          (22,166)        (123,536)
                                                  -----------------------------------------------
Net loss during development stage
   before minority interest and
   extraordinary item                               (1,082,391)        (486,638)      (1,965,325)

Minority interest                                      108,009                -          108,009
                                                  -----------------------------------------------
Net loss before extraordinary item                    (974,382)        (486,638)      (1,857,316)
Extraordinary gain on
   extinguishment of debt                              237,960                -          237,960
                                                  -----------------------------------------------
Net loss during development stage                 $   (736,422)    $   (486,638)    $ (1,619,356)
                                                  ===============================================

Net loss per common share - basic and
   diluted:
     Net loss before extraordinary item           $      (0.05)    $      (0.02)    $      (0.09)
     Extraordinary item                                   0.01                -             0.01
                                                  -----------------------------------------------
     Net loss                                     $      (0.04)    $      (0.02)    $      (0.08)
                                                  ===============================================

Weighted average common shares
   outstanding - basic and diluted                  21,097,576       20,056,315       19,542,126
                                                  ===============================================

SEE ACCOMPANYING NOTES.


                                   ASPAC COMMUNICATIONS, INC.
                                  (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                    COMMON STOCK         ADDITIONAL       DURING
                                               ----------------------     PAID-IN      DEVELOPMENT
                                                 SHARES       AMOUNT      CAPITAL         STAGE
                                               ---------------------------------------------------

Balance at September 30, 1997                      40,000    $     4    $      196    $  (161,697)
   Common stock issuance                       17,980,000      1,798        88,102              -
   Common stock issued for services             2,000,000        200          (200)             -
   Net loss for the year ended September 30,
     1998                                               -          -             -       (234,599)
                                               ---------------------------------------------------
Balance at September 30, 1998                  20,020,000      2,002        88,098       (396,296)
   Common stock issued for services                55,000          6         5,494              -
   Net loss for the year ended September 30,
     1999                                               -          -             -       (486,638)
                                               ---------------------------------------------------
Balance at September 30, 1999                  20,075,000      2,008        93,592       (882,934)
   Issuance of common stock, net of $27,500
     offering costs                             3,260,000        326     4,472,174              -
   Common stock and options issued for
     services                                      20,000          -       273,000              -
   Amortization of deferred stock-based
     expenses                                           -          -             -              -
   Net loss for the year ended September 30,
     2000                                               -          -             -       (736,422)
   Foreign currency exchange loss                       -          -             -              -

     Other comprehensive loss                           -          -             -              -

   Debt converted to common stock                  51,264          5       325,925              -
   Cancellation of shares                      (3,000,000)      (300)          300              -
   Net exchange of stock in reverse merger      1,498,705     (1,820)        1,875              -
   Common stock issued for frequency
     rights                                        30,000          -       330,000              -
                                               ---------------------------------------------------
Balance at September 30, 2000                  21,934,969    $   219    $ 5,496,86    $(1,619,356)
                                               ===================================================

continued on next page

                              ASPAC COMMUNICATIONS, INC.
                             (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                ACCUMULATED
                                                  OTHER
                                               COMPREHENSIVE    DEFERRED
                                                  INCOME       STOCK-BASED
                                                  (LOSS)        EXPENSES       TOTAL
                                               ---------------------------------------

Balance at September 30, 1997                  $        -      $       -    $ (161,497)
   Common stock issuance                                -              -        89,900
   Common stock issued for services                     -              -             -
   Net loss for the year ended September 30,
     1998                                               -              -      (234,599)
                                               ----------------------------------------
Balance at September 30, 1998                           -              -      (306,196)
   Common stock issued for services                     -              -         5,500
   Net loss for the year ended September 30,
     1999                                               -              -      (486,638)
                                               ----------------------------------------
Balance at September 30, 1999                           -              -      (787,334)
   Issuance of common stock, net of $27,500
     offering costs                                     -              -     4,472,500
   Common stock and options issued for
     services                                           -       (273,000)            -
   Amortization of deferred stock-based
     expenses                                           -         42,784        42,784
   Net loss for the year ended September 30,
     2000                                               -              -      (736,422)
   Foreign currency exchange loss                  (1,152)             -        (1,152)
                                                                            ----------
     Other comprehensive loss                           -              -      (737,574)

   Debt converted to common stock                       -              -       325,930
   Cancellation of shares                               -              -             -
   Net exchange of stock in reverse merger              -              -            55
   Common stock issued for frequency
     rights                                             -              -       330,000
                                               ----------------------------------------
Balance at September 30, 2000                  $   (1,152)     $(230,216)   $3,646,361
                                               ========================================

SEE ACCOMPANYING NOTES.


                                    ASPAC COMMUNICATIONS, INC.
                                  (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      SEPTEMBER 26,
                                                                                           1997
                                                                                     (INCEPTION) TO
                                                          YEAR ENDED SEPTEMBER 30     SEPTEMBER 30,
                                                            2000            1999           2000
                                                       --------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $  (736,422)    $  (486,638)    $(1,619,356)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                          21,171           4,499          29,188
     Minority interest in loss                            (108,009)              -        (108,009)
     Interest expense on extinguished debt                   7,821               -           7,821
     Gain on extinguishment of debt                       (237,960)              -        (237,960)
     Write-off registration costs                                -               -         120,000
     Amortization of deferred stock
       compensation                                         42,784           5,500          48,284
     Loss on disposal of assets                              3,061               -           3,061
     Changes in operating assets and liabilities:
         Prepaid expenses and other current
           assets                                         (223,124)         (2,821)       (229,349)
         Interest receivable                               (24,528)              -         (24,528)
         Other assets                                       (8,451)        (20,475)        (31,558)
         Accounts payable and accrued
           expenses                                        (67,511)        141,924         122,563
                                                       --------------------------------------------
Net cash used in operating activities                   (1,331,168)       (358,011)     (1,919,843)

INVESTING ACTIVITIES
Purchase of short-term investment                       (1,009,415)              -      (1,009,415)
Purchase of property and equipment                        (150,960)        (34,698)       (197,746)
Payments under stock subscription agreement                      -         (30,000)        (90,000)
Other                                                            -               -          (2,700)
                                                       --------------------------------------------
Net cash used in investing activities                   (1,160,375)        (64,698)     (1,299,861)

FINANCING ACTIVITIES
(Payments) proceeds from notes and loans
   payable                                                 (18,120)        313,120         527,155
(Payments) advances from line of credit                   (111,946)        111,946               -
Net proceeds from sale of common stock                   4,472,500               -       4,562,600
Minority investment in joint venture                       338,166               -         338,166
Repayment of advances                                            -               -         (12,155)
                                                       --------------------------------------------
Net cash provided by financing activities                4,680,600         425,066       5,415,766
Foreign exchange impact on cash                             (1,152)              -          (1,152)
                                                       --------------------------------------------
Increase in cash and cash equivalents                    2,187,905           2,357       2,194,910
Cash and cash equivalents at beginning of
   period                                                    7,005           4,648               -
                                                       --------------------------------------------
Cash and cash equivalents at end of period             $ 2,194,910     $     7,005     $ 2,194,910
                                                       ============================================

Cash paid for interest                                 $    14,438     $       171     $    14,609

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS

During 1999, the Company issued as additional compensation to two officers of the Company, 55,000 shares of common stock for services valued at $0.10 per share.

During 2000, in exchange for services to be rendered, the Company issued 20,000 shares of common stock valued at $7 per share.

During 2000, in exchange for services to be rendered, the Company issued options to purchase 200,000 shares of common stock of the Company to two consultants at an exercise price of $1.50 per share for the first 100,000 shares and $5.00 per share for the remaining 100,000 shares. The options were valued at $133,000 at the grant date.

During 2000, the Company converted $563,890 of outstanding debt for 51,264 shares of common stock, recognizing a $237,960 extraordinary gain on the extinguishment of debt.

During 2000, the Company issued 30,000 shares of common stock in exchange for frequency rights valued at $11.00 per share.

SEE ACCOMPANYING NOTES.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Aspac Communications, Inc. (the Company) was incorporated in the State of Delaware on June 1, 1994. Prior to September 26, 1997, the Company was dormant and no stock had been issued. The Company is operating as a development stage company and intends to develop interactive broadband communication and online services in the Far East including the People's Republic of China. The Company is also considering operating in other parts of the world, including the United States.

REORGANIZATION

On May 4, 2000, the Company completed the reorganization (Reorganization) with USA International Chemical, Inc., a Delaware corporation publicly traded on the OTC Bulletin Board (USXC). USXC was a holding company with no operations. Under the Reorganization, all outstanding shares of the Company's common stock were exchanged into USXC's common stock on a one-for-one basis. As a result of this Reorganization, the Company's total number of common shares outstanding was increased by 1,498,705. At the closing of the Reorganization, all officers and directors of USXC resigned and the current officers and directors of ASPAC took their respective office in USXC. The Company amended the Articles and Bylaws of USXC and changed its name to ASPAC Communications, Inc. on June 20, 2000. The Reorganization was accounted for by the Company as a reverse acquisition in the form of a re-capitalization.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and YeeYoo Network Information Technology, Ltd. (YeeYoo), a joint venture in which the Company owns a 65% interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Minority interest, related to the YeeYoo joint venture, is reflected in the consolidated financial statements of the Company. The minority interest represents the allocation of equity in ownership by unrelated parties in the joint venture of the Company. The Company records minority interest and allocates profit or loss to the minority based on actual results.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION (CONTINUED)

The Company formed the YeeYoo joint venture on December 31, 1999. YeeYoo has had insignificant operating results through September 30, 2000 which are included in the Company's fiscal 2000 consolidated statements.

USE OF ESTIMATES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and investments in money market accounts to be cash equivalents. Cash and cash equivalents consist of cash on hand, and cash held in money market funds, demand deposits and short-term investments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated economic useful lives of the items, which range from three to seven years.

INTANGIBLE AND LONG-LIVED ASSETS

Intangible assets consist principally of the costs incurred to obtain frequency rights in China and are being amortized using the straight-line method over ten years. Other long-lived assets primarily include investments in affiliates and fixed assets. The Company assesses the carrying value and future useful lives of these assets whenever events or

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE AND LONG-LIVED ASSETS (CONTINUED)

changes in circumstances indicate that impairment may have occurred or that the future life has diminished. If impairment is indicated through this review, the carrying amount of the intangible assets will be reduced to their respective estimated fair values as determined based upon the best information available in the circumstances. Any impairment is charged to expense in the period in which the impairment is incurred. No such impairment charges have been recorded through September 30, 2000.

CONCENTRATION OF CASH RISK

Financial instruments which potentially subject the Company to concentration of cash risk consist of cash equivalents. The Company limits its exposure to cash loss by placing its cash with high credit quality financial institutions. At September 30, 2000, approximately $1,906,000 of the Company's $3,204,000 of cash and short-term investments are held in financial institutions located in China. The Company's short-term investment portfolio is diversified and consists primarily of investment grade securities in the United States.

FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash equivalents, short-term investments, accounts payable, and accrued expenses approximate their fair values based on the short-term maturities of these instruments.

EARNINGS PER SHARE

The Company computes earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." All shares outstanding have been adjusted to reflect the Reorganization. Due to the loss incurred in all periods presented, a reconciliation of basic to diluted loss per share is omitted since the common stock equivalents have an antidilutive effect on diluted loss per share.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION AND OTHER EQUITY INSTRUMENTS

The Company accounts for employee and director's stock option grants using APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense has been recognized for its fixed stock option plans. Generally, the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than the market price, the Company records compensation expense over the vesting period of the option. The Company has disclosed the pro forma effects of using the fair value method for all option plans in accordance with Statement of Financial Accounting Standards, No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) (see Note 8).

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Beijing representative office is the Renminbi
(RMB). Financial statements for this division are translated into United States dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The Bank of China introduced a managed floating exchange rate system in 1994. Despite devaluation of regional currencies, the People's Republic of China has decided not to devalue the RMB. Therefore the RMB to United States dollar exchange rate has been stable and has not changed significantly during the entire fiscal years ended September 30, 2000 and 1999. At September 30, 2000, the exchange rate was 8.2807 RMB to $1.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

The Company accounts for Comprehensive Income (Loss) under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Foreign currency translation losses resulting from the translation of the financial statements of the Beijing division to United States dollars have been included in Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity (Deficit).

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates. The Company's available deferred tax asset of approximately $640,000, arising from the accumulated operating loss carryforwards, has not been reflected in the financial statements because a deferred tax valuation allowance has been recorded for the entire amount. The Company's net operating losses expire beginning in the Year 2018.

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement No. 137, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                           2000            1999
                                        --------------------------

Computer equipment                      $ 104,286       $  21,551
Furniture and equipment                    77,845           6,630
Automobiles                                18,114          18,120
                                        --------------------------
                                          200,245          46,301
Less accumulated depreciation             (14,429)         (6,587)
                                        --------------------------
                                        $ 185,816       $  39,714
                                        ==========================

3. NOTES PAYABLE

The following is included in Notes Payable--Related Parties:

                                                                2000      1999
                                                              ------------------

Note  payable, interest at 7% per annum, due on
October 1, 2000, unsecured.                                   $     -   $ 60,000

Notes payable, interest at 5% per annum through
October 26, 1998, note extended for one year, interest at
7% per annum through October 26, 1999, due on
October 26, 2000, unsecured.                                        -    100,000

Note payable, interest at 5% per annum through May 31,
1999, note extended for one year, interest at 7% per
annum through May 31, 2000, due on May 30, 2000,
unsecured.                                                          -     10,000


                                   ASPAC COMMUNICATIONS, INC.
                                  (A Development Stage Company)

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       September 30, 2000


3. NOTES PAYABLE (CONTINUED)

                                                                      2000        1999
                                                                   ----------------------
Note payable, interest at 5% per annum through July 31,
1999, note extended for one year, interest at 7% per
annum through July 31, 2000, due on July 31, 2000,
unsecured.
                                                                   $      -   $   21,000


Note payable, interest at 5% per annum through
September 14, 1999, note extended for one year, interest
at 7% per annum through September 14, 2000, due on
September 14, 2000, unsecured.                                            -        9,000

Notes payable, interest at 5% per annum due on
October 31,  1999 and November 11, 1999, unsecured.                       -       60,000
                                                                   ----------------------
                                                                          -      260,000
Less current portion                                                      -     (260,000)
                                                                   ----------------------
                                                                   $      -   $        -
                                                                   ======================

Notes Payable--Unrelated Parties consist of the following:

                                                                      2000        1999
                                                                   ----------------------

Note payable, interest at 5% per annum through
September 29, 1999, note extended for one year, interest
at 7% per annum through September 29, 2000, due on
September 29, 2000, unsecured.
                                                                   $      -   $   20,000


Various notes payable, interest at 5% per annum due on
dates ranging from January 31, 2000 through
September 29, 2000.                                                       -      235,000
                                                                   ----------------------
                                                                          -      255,000
Less current portion                                                      -     (255,000)
                                                                   ----------------------
                                                                   $      -   $        -
                                                                   ======================

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


3. NOTES PAYABLE (CONTINUED)

Accrued interest of $29,069 on the notes payable due to related and unrelated parties has been included in accrued expenses at September 30, 1999.

On December 31, 1999, the holders of all the above notes converted them together with accrued interest to the Company's common stock. The Company converted notes payable of $527,000 and accrued interest of $36,890 into 51,264 shares of common stock.

4. LINE OF CREDIT

On March 31, 1999 the Company obtained a line of credit for up to approximately $362,000. The term is two years and outstanding balances under the line of credit accrues interest at a rate of 8% per annum with principal and accrued interest due upon demand. The Company may repay all outstanding amounts at anytime without penalty, in cash or common stock of the Company, at a conversion rate to be determined and agreed by both parties. The outstanding balance as of September 30, 2000 and 1999 totaled $-0- and $111,946, respectively.

5. RELATED PARTIES

The loan payable of $18,120, as of September 30, 1999 was due to an employee of the Company and was related to the purchase of an automobile from such employee. The non-interest bearing loan was repaid in fiscal 2000.

The notes payable and certain salaries owed to related parties at September 30, 1999 were repaid in fiscal 2000.

As discussed in the supplemental disclosure to the consolidated cash flow statements and Note 7, certain non-cash issuance of common stock to related parties occurred during 2000 and 1999.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


6. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

On November 6, 1997, the Company entered into an employment agreement with the President. Effective August 6, 1998, the Company entered into a revised three-year employment agreement with the President. The terms of the revised agreement require the full-time services to the President to the activities of the Company and provide for compensation at the rate of $100,000 per year, payable $3,500 monthly, with the remainder deferred until 60 days after the Company has begun public trading of its securities or at such other date as mutually agreed by both parties. On January 31, 2000, the Company and the President entered into an Amendment to Employment Agreement, whereby the President agreed to change his annual compensation to $60,000, payable in equal monthly installments, and receive his deferred salary at the conclusion of the Company's second offering.

OPERATING LEASES

The Company leases two corporate office spaces and two automobiles under non-cancelable operating leases. Such leases expire through 2010. The Company's lease for corporate office space in the United States expires in 2003, and contains an option to extend for three additional years.

Future minimum lease payments for the operating leases are as follows at September 30, 2000:

               YEARS ENDING
               ------------

                   2001                          $   77,681
                   2002                              66,695
                   2003                              47,500
                   2004                              20,304
                   2005                              21,319
                   Thereafter                       114,325
                                                 ----------
                                                 $  347,824
                                                 ==========

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense for the years ended September 30, 2000 and 1999 was $62,889 and $64,030, respectively.

7. COMMON STOCK

During the year ended September 30, 1999, 30,000 and 25,000 shares, respectively, were issued to the President of the Company and the Corporate Secretary of the Company, respectively. These shares were issued for services and valued at an estimated fair value of $.10 per share at the time of issuance.

On April 6, 2000, the Company reached a Cooperation Agreement with Beijing Tianxing Chinsi Electronic Technology, Ltd. (Chinsi), a communication technology development company in the Peoples Republic of China (PRC). The Company agreed to issue 30,000 shares of its common stock to Chinsi in exchange for certain wireless frequency usage rights to conduct initial trials of the Company's broadband Internet services in Beijing. The stock issuance was authorized by the Board of Directors on July 18, 2000 and the shares were subsequently issued on July 21, 2000. Besides the issuance of shares, the Company agreed to pay annual frequency occupation fees to proper governing authorities for the usage rights.

On January 19, 2000 and April 10, 2000, the Company issued 237,014 and 2,762,986 shares of its common stock, respectively, to private placement investors for $4,472,500, net of $27,500 offering costs. On April 13, 2000, the Company also approved the issuance of 260,000 shares of its common stock to certain finders pursuant to the Private Placement Offering Memorandum dated December 13, 1999.

On December 31, 1999, the holders of the notes payable (see Note 3) agreed to surrender the notes for conversion of the principal and the accrued interest into shares of the Company's common stock at an exchange rate of approximately $11 for one share of common stock. The conversion of the related party notes is an extinguishment of related party debt, accounted for as a credit to equity while the conversion of the unrelated party notes is accounted for as a gain on extinguishment of debt computed as the difference between the $11 conversion price and the concurrent $1.50 private placement offering price which gain aggregated approximately $238,000 at the conversion date.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


7. COMMON STOCK (CONTINUED)

On April 7, 2000, the Company issued warrants to its private placement offering investors and certain finders to purchase an aggregate 201,000 shares of the Company's common stock at the price of $1.275 per share. The warrants are immediately exercisable and will expire on April 7, 2003.

On May 2, 2000, the Company reduced its outstanding common stock and credited its Additional Paid-in Capital $300 as a result of canceling 3,000,000 shares of its common stock issued to Finhorn Enterprises, Ltd., the Company's principal and majority shareholder. The cancellation was based on mutual agreement between the parties.

During 2000, in exchange for services rendered and to be rendered, the Company issued 20,000 shares of common stock valued at $7 per share. As a result, $140,000 deferred stock-based expenses has been recorded as a contra-equity account of which $11,230 has been amortized to expense for the year ended September 30, 2000.

8. STOCK OPTION PLAN

On January 31, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the Plan). The Plan is for a period of five years and is authorized to grant options for up to 1,000,000 shares of the Company's common stock. As of September 30, 2000, 520,000 shares of options have been granted to officers, directors, consultants and employees of the Company. Stock options issued to employees vest over five years, have a weighted average exercise price of $2.94 per share and were accounted for under APB 25 and, accordingly, since the option exercise price equaled the market price no compensation expense has been recorded.

During fiscal year 2000, the Company issued stock options to consultants. In accordance with SFAS 123, $133,000 of deferred stock-based expenses have been recorded in a contra-equity account, of which $31,554 has been amortized to expense for the year ended September 30, 2000.

On January 31, 2000, in addition to options under the Plan, the Company also issued 2,000,000 stock options outside of the Plan to two of the Company's executives. The options vest over five years and the exercise price of $1.50 was equal to the market value of the common stock at the date of grant. These stock options were accounted for under APB 25 and, accordingly, no compensation expense has been recorded.

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


8. STOCK OPTION PLAN (CONTINUED)

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per share on a pro forma basis, would have been as indicated below:

                                                           SEPTEMBER 30
                                                        2000           1999
                                                   -----------------------------
    Net (loss):
      As reported                                  $   (736,422)  $ (486,638)
      Pro forma                                      (1,286,815)    (486,638)

    Net (loss) per share, basic and diluted:
      As reported                                         (0.04)       (0.02)
      Pro forma                                           (0.06)       (0.02)

Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 6.15%; volatility of 62%; dividend yield of 0%; and expected lives of the options from 1 to 6 years. At September 30, 2000, none of these options were exercisable.

9. CONTRACTS

SINO-FOREIGN JOINT VENTURE CONTRACT

On December 31, 1999, the Company entered into a Sino-foreign Joint Venture Contract (the Contract) with the China Education and Research Network Center (CERNET) and the Beijing Sino-Tech Science and Technology Development Center (Sino-Tech) to establish a Sino-foreign Joint Venture Company named YeeYoo Network Information Technology, Ltd. (YeeYoo). The Contract specifies the purpose of the Joint Venture Company to be the development of wireless broadband high speed access equipment, the development and sales of internet and networking products, the development and sale of software, the investment in and development of internet network and the development of

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


9. CONTRACTS (CONTINUED)

SINO-FOREIGN JOINT VENTURE CONTRACT (CONTINUED)

the internet technology and its application services. According to the terms of the Contract, as amended, the total registered capital is $5,000,000, of which the Company, CERNET and Sino-Tech, respectively shall contribute $3,250,000, $1,250,000 and $500,000, respectively, accounting for 65%, 25% and 10% of the registered capital, respectively. In addition to this capital investment, the responsibilities of the Company include, among others, assisting and introducing opportunities in obtaining modern management techniques to YeeYoo, to assist YeeYoo in raising necessary funds for its business development and assisting YeeYoo in the management of its operations. In addition, three of the five directors of the YeeYoo shall be appointed by the Company. The duration of the Joint Venture is stipulated to be 30 years and can be extended one year before the termination of the Contract. As of September 30, 2000, the Company had contributed $2,150,000 toward YeeYoo's registered capital and contributed capital.

COOPERATION AGREEMENT WITH JOINT VENTURE PARTNERS

On December 31, 1999, the Company entered into a Cooperation Agreement (the Cooperation Agreement) with CERNET and Sino-Tech, established within the framework of the Sino-foreign Joint Venture Contract. The additional responsibilities of the Company agreed upon in the Cooperation Agreement consist of the Company's assistance to YeeYoo to raise necessary funding for the business development of YeeYoo and, in cooperation with CERNET and Sino-Tech, the Company's best effort to assist YeeYoo to list its common stock on the New York Stock Exchange or the NASDAQ. The term of the Cooperation Agreement shall be the same as the duration of the Joint Venture.

On April 18, 2000, the Company and CERNET entered into an agreement to further define each party's obligations to the Joint Venture. The Company committed to invest $2.0 million in CERNET for certain guaranteed international connection bandwidth and bandwidth usage. The significant provisions of the agreement are as follows: (i) guaranteed international connection and domestic access bandwidth on the most favorable terms; (ii) joint effort in application of frequency grants for the exclusive usage

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


9. CONTRACTS (CONTINUED)

COOPERATION AGREEMENT WITH JOINT VENTURE PARTNERS (CONTINUED)

of the Joint Venture, (iii) technical support cooperation on system integration;
(iv) joint marketing efforts to promote the Joint Venture's service to schools;
(v) secured IP address supply to the Joint Venture; and (vi) other network infrastructure development support.

NETWORK OPERATING AGREEMENT WITH SINO-TECH

On December 31, 1999, the Company's joint venture, YeeYoo, entered into a Network Operating Agreement (the Agreement) with Sino-Tech. The Agreement specifies the services Sino-Tech shall provide to YeeYoo which include the preparation of a feasibility study and cost-benefit analysis for the joint venture, advising all parties to the JV and the JV, once established, of all legal issues associated with the JV and recommending actions to solve any related problems, the daily operation of the joint venture, and providing all equipment and technical support for the joint venture. The term of the Agreement extends over the same period as the Sino-foreign Joint Venture Contract but may be terminated earlier by either party to this Agreement. As consideration for the services provided, Sino-Tech shall receives RMB 500,000 per year (approximately $60,400 using exchange rates at September 30, 2000).