Form 10QSB
period 2000-12-31
ASPAC COMMUNICATIONS INC /NEW
filed 2001-02-20
CIK 840399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                               Commission File No.
                                   33-24608-LA


                           ASPAC COMMUNICATIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                    95-4068292
      -------------------------------                   ---------------------
      (State or Other Jurisdiction of                      I.R.S. Employer
       Incorporation or Organization)                   Identification Number


                       21221 South Western Ave. Suite 215
                           Torrance, California 91501
           -----------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)


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

Number of shares of common stock, $0.00001 par value, outstanding at February 14, 2001: 22,054,969

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ASPAC COMMUNICATIONS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET


                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2000           2000
                                                    ---------------------------
                                                    (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents                         $ 1,481,168    $ 2,194,910
  Short-term investments                              1,009,415      1,009,415
  Prepaid expenses and other current assets             381,053        229,349
  Interest receivable                                    30,977         24,528
                                                    ---------------------------
Total current assets                                  2,902,613      3,458,202

Property and equipment, net                             642,136        185,816
Intangible assets, net of accumulated
  amortization                                          313,500        321,750
Other assets                                             12,683         33,313
                                                    ---------------------------
Total assets                                        $ 3,870,932    $ 3,999,081
                                                    ===========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses             $   173,926    $    18,843
  Accrued salaries                                      104,290        103,720
                                                    ---------------------------
Total current liabilities                               278,216        122,563

Minority interest                                       207,281        230,157

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.00001 par value,
     50,000,000 shares authorized, 21,934,969
     shares issued and outstanding                          219            219
  Additional paid-in capital                          5,496,866      5,496,866
  Deficit accumulated during development stage       (1,912,438)    (1,619,356)
  Accumulated other comprehensive income (loss)           3,561         (1,152)
  Deferred compensation                                (202,773)      (230,216)
                                                    ---------------------------
Total stockholders' equity                            3,385,435      3,646,361
                                                    ---------------------------
Total liabilities and stockholders' equity          $ 3,870,932    $ 3,999,081
                                                    ===========================

SEE ACCOMPANYING NOTES.

                                   ASPAC COMMUNICATIONS, INC.
                                 (A Development Stage Company)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                                                  SEPTEMBER 26,
                                                                                      1997
                                                          THREE MONTHS           (INCEPTION) TO
                                                        ENDED DECEMBER 31,         DECEMBER 31,
                                                     2000               1999          2000
                                                  ---------------------------------------------
Net sales                                         $         --    $         --    $         --
                                                  ---------------------------------------------
Operating expenses:
   Selling, general and administrative expenses        320,187         141,573       2,133,273
   Research and development expenses                     4,015           2,177           4,015
   Depreciation and amortization                        12,132           2,518          40,835
                                                  ---------------------------------------------
Total operating expenses                               336,334         146,268       2,178,123

Loss from operations                                  (336,334)       (146,268)     (2,178,123)

Other income (expense):
   Abandoned offering costs                                 --              --        (158,650)
   Interest income                                      20,288               0          96,084
   Interest expense                                         --         (10,672)        (40,528)
   Other income (expense)                                   88             325             (66)
                                                  ---------------------------------------------
Total other income (expense)                            20,376         (10,347)       (103,160)
                                                  ---------------------------------------------

Net loss during development stage before
   minority interest and extraordinary item           (315,958)       (156,615)     (2,281,283)

Minority interest                                       22,876              --         130,885
                                                  ---------------------------------------------
Net loss before extraordinary item                    (293,082)       (156,615)     (2,150,398)
Extraordinary gain on
   extinguishment of debt                                   --         237,961         237,960
                                                  ---------------------------------------------
Net (loss) income                                 $   (293,082)   $     81,346    $ (1,912,438)
                                                  =============================================

Net (loss) income per common share -
   basic and diluted:
     Net loss before extraordinary item           $     (0.013)   $    (0.0078)   $     (0.109)
     Extraordinary item                                     --           0.012           0.012
                                                  ---------------------------------------------
     Net (loss) income                            $     (0.013)   $      0.004    $     (0.097)
                                                  =============================================

Weighted average common shares outstanding -
   basic and diluted                                21,934,969      20,070,329      19,727,586
                                                  =============================================

SEE ACCOMPANYING NOTES.

                                        ASPAC COMMUNICATIONS, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                           SEPTEMBER 26,
                                                                                                1997
                                                                THREE MONTHS              (INCEPTION) TO
                                                             ENDED DECEMBER 31,            DECEMBER 31,
                                                           2000               1999              2000
                                                    ------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                   $      (293,082)    $       81,346    $    (1,912,438)
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
     Depreciation and amortization                           12,132              2,518             41,321
     Minority interest in loss                              (22,876)                --           (130,915)
     Interest expense on extinguished debt                       --              7,821              7,821
     Gain on extinguishment of debt, net                         --           (237,961)          (237,961)
     Write-off registration costs                                --                 --            120,000
     Amortization of deferred stock
       compensation                                          27,443                 --             75,727
     Loss on disposal of assets                                  --                 --              3,061
     Changes in operating assets and
       liabilities:
         Prepaid expenses and other current
           assets                                          (151,704)             1,707           (381,053)
         Interest receivable                                 (6,449)                --            (30,977)
         Other assets                                        20,630               (500)           (10,927)

         Accounts payable and accrued expense               155,653             72,382            278,216
                                                    ------------------------------------------------------
Net cash used in operating activities                      (258,253)           (72,687)        (2,178,125)

INVESTING ACTIVITIES
Purchase of short-term investment                                --                 --         (1,009,415)
Purchase of property and equipment                         (460,203)              (133)          (657,949)
Other assets                                                     --                 --             (2,700)

Payments under stock subscription agreement                      --                 --            (90,000)
                                                    ------------------------------------------------------
Net cash used in investing activities                      (460,203)              (133)        (1,760,064)

FINANCING ACTIVITIES
(Payments) proceeds from notes and loans
   payable                                                       --              4,119            527,155
(Payments) advances from line of credit                          --             61,696                 --
Net proceeds from sale of common stock                           --                 --          4,562,600
Minority investment in joint venture                             --                 --            338,166
Repayment of advances                                            --                 --            (12,155)
                                                    ------------------------------------------------------
Net cash provided by financing activities                        --             65,815          5,415,766
Foreign exchange impact on cash                               4,714                 --              3,591
                                                    ------------------------------------------------------
Increase (decrease) in cash and cash                       (713,742)            (7,005)         1,481,168
   equivalents
Cash and cash equivalents at beginning of
   period                                                 2,194,910              7,005                 --
                                                    ------------------------------------------------------
Cash and cash equivalents at end of period          $     1,481,168     $            0    $     1,481,168
                                                    ======================================================

SEE ACCOMPANYING NOTES.

                    ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMEN STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDTED)
                                   ----------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         It is management's opinion, however that all adjustments (consisting of normal recurring accruals) have been made which are considered necessary for a fair presentation of the results of operations for the periods presented. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         The Company is operating as a Development Stage Company to develop interactive broadband communication and online services in the Far East including the People's Republic of China.

         For further information, refer to the consolidated financial statements and footnotes included in the company's Form 10-KSB for the year ended September 30, 2000.

NOTE 2 - PRINCIPLE OF CONSOLIDATION
-----------------------------------

         The consolidated financial statements include the accounts of ASPAC Communications, Inc. and its joint venture subsidiary, YeeYoo Network Information Technology, Ltd. ("YeeYoo"), in which the Company owns 65% of interest. All significant inter-company balances and transactions have been eliminated in consolidation.

         All balances and transactions of the Company's overseas subsidiaries as of and for the three-month period ended December 31, 2000 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment consist of the following:

                                             December 31,      September 30,
                                                 2000               2000
                                            --------------------------------
            Computer equipment              $    356,999       $    104,286
            Furniture and equipment               32,152             77,845
            Automobiles                           37,563             18,114
            Construction in progress             233,735                 --
                                            --------------------------------
                                                 660,449            200,245
            Less: accumulated depreciation       (18,313)           (14,429)
                                            --------------------------------
                                            $    642,136        $   185,816
                                            --------------------------------

         Construction in progress relates both to fiber optic cable installation and software development.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         In December 2000, the Company's YeeYoo subsidiary expanded its office lease with Beijing Sino-Tech Technology Development Center, a related party, for additional office space at approximately $3,800 per month. The expansion of the lease started January 1, 2001 for a term of three years. During December, YeeYoo also entered into a lease with an unrelated party for sales office space at approximately $2,700 per month for a term of two years.

         In the past, the Chinese government has prohibited foreign investment in value-added telecommunication services, including Internet access and content services. Under the trade deal China signed with the United States in November, 1999, as part of China's bid to join the World Trade Organization ("WTO"), China pledged to open the value-added sector, including the Internet service and content business, to allow for 49% foreign ownership for the first two years after China's entry into the WTO and 50% thereafter. The Chinese government is drafting new policies and regulations governing foreign investment and other activities in the Internet industry based on its WTO commitment. To comply with the new regulations, the Company's equity percentage in its YeeYoo joint venture may have to be reduced from the current 65% level. However, the Company anticipates that it will maintain its operating control of the joint venture by retaining control of the Board of Directors and the management of the joint venture. In anticipation of the new regulations, the Company is in discussion with several potential strategic partners to exchange the Company's joint venture equity in excess of the 49% foreign ownership pursuant to new Chinese policies for certain assets. These assets may include wireless frequency usage rights, PSTN connections for VoIP networks, and additional bandwidth for international links. There is no assurance that the Company will be able to reach any agreement with these potential strategic partners or, if any, at terms favorable to the Company.

NOTE 5 - SUBSEQUENT EVENT
-------------------------

         In January 2001, the Company issued 120,000 shares of common stock to Global Business Investment Corporation, an affiliate of Accton Technology Corporation (Taiwan), in exchange for certain network equipment manufactured by Accton.

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

         To execute the Company's China objective, ASPAC has formed a Sino-foreign joint venture named YeeYoo Network Information Technology, Ltd. ("YeeYoo"), with China Education and Research Network Center ("CERNET") and Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech'). The Company has a controlling interest in the Joint Venture.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO
--------------------------------------------------------------------------------
THE THREE MONTHS ENDED DECEMBER 31, 1999:
-----------------------------------------

         REVENUES. The Company is a development stage company and has not generated revenue to date.

         OPERATING EXPENSE. Operating expenses increased 130% from $146,268 during the three months ended December 31, 1999 to $336,334 during the three months ended December 31, 2000. The increase primarily consists of increases from the following expenses:
         (1) Selling, general and administrative expenses increased 126% from $141,573 during the three months ended December 31, 1999 to $320,187 during the three months ended December 31, 2000, The increase primarily resulted from the increased number of employees after the formation of YeeYoo joint venture, increased level of salaries paid to employees, increased level of legal, professional, and consulting services used by YeeYoo joint venture to conduct legal and business researches, and amortization of deferred stock compensation. We expect that selling, general, and administrative expenses will continue to increase in future periods as our YeeYoo joint venture deploys its wireless broadband services in China.

         (2) Research and development expenses increase from $2,177 during the three months ended December 31, 1999 to $4,015 during the three months ended December 31, 2000. The increase reflected the Company's increased activities in design and development of its wireless broadband network system for deployment in China.
         (3) Depreciation and amortization expenses increased from $2,518 during the three months ended December 31, 1999 to $12,132 during the three months ended December 31, 2000, due to higher amount of property and equipment and intangible assets purchased and recorded.

         OTHER INCOME (EXPENSE). Other income (expense), increased from net expense of $10,347 during the three months ended December 31, 1999 to net income of $20,376 during the three months ended December 31, 2000. The increase was primarily due to increased interest income from higher average cash and short-term investment balances as a result of the proceeds from our sale of the private placement offering in January and April 2000.

         EXTRAORDINARY GAIN. The extraordinary gain on the extinguishments of debt recorded during the three months ended December 31, 1999 represents the gain on the conversion of the Company's notes payable to common stock from unrelated parties on December 31, 1999, calculated based on the difference between the conversion price and the fair market value of the Company's stock at the date of conversion.

         NET (LOSS) INCOME. Excluding extraordinary items, the Company's net loss increased 87% from $156,615 during the three months ended December 31, 1999 to $293,082 during the three months ended December 31, 2000. The increased amount of net loss, excluding extraordinary items, was primarily due to the greater operating expenses after the formation of the Company's YeeYoo joint venture to deploy wireless broadband services in China. The Company recorded net loss after extraordinary items of $293,082 during the three months ended December 31, 2000 and net income after extraordinary items of $81,346 during the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES AND CERTAIN EVENTS SUBSEQUENT TO DECEMBER 31,
-----------------------------------------------------------------------------
2000
----

         The Company has not generated cash flow from operations to date and is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its development stage activities primarily through equity investments, including the sale of common stock, and loans from its founding stockholders.

         There is no guarantee that the Company will ever achieve profitable operations. Approximately $258,000 was used in the Company's operating activities for the three months ended December 31, 2000 compared to the use of approximately $73,000 for the three months ended December 31, 1999. The increase in cash used in the Company's operating activities primarily relates to (i) a greater net loss after the formation of the Company's YeeYoo joint venture to deploy wireless broadband services in China, and (ii) increase in prepaid expense and other assets reflected in the Company's consolidated financial statements.

         The Company used approximately $460,000 in its investing activities during the three months ended December 31, 2000, compared to the use of $133 during the three months ended December 31, 1999. This increase relates primarily to the purchase of network equipment and network infrastructure development.

         During the three months ended December 31, 2000, there was no cash generated or used by financing activities, compared to $65,815 cash generated during the three months ended December 31, 1999, primarily from line of credit advances.

         The Company currently has a commitment to ultimately invest $3.25 million pursuant to the joint venture contract it entered with CERNET and Sino-Tech, dated December 31, 1999, and an agreement it entered with CERNET, dated April 18, 2000, in exchange for 65% of the equity in the YeeYoo joint venture. As of the date of this report, the Company has invested $2.15 million in the joint venture. In addition, the Company has committed to pay $2,000,000 to CERNET in exchange for certain guaranteed international connection bandwidth and free usage of such international connection bandwidth for 18 months. As of the date of this report, the Company has not made any payments to CERNET and no decision has been made as to the timing and the manner of the payment (in cash or by issuance of the Company's common stock).

         The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient for at least twelve months. However, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company' future liquidity and capital requirements will depend upon numerous factors, including the success of the service offered by the Company and its Joint Venture and competing technological and market developments.

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

SUBSEQUENT EVENT
----------------

         In January 2001, the Company issued 120,000 shares of its common stock to Global Business Investment Corporation, an affiliate of Accton Technology Corporation (Taiwan), in exchange for certain network equipment manufactured by Accton.

SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ASPAC COMMUNICATIONS, INC.


                                          By:  /s/ Jeffrey G. Sun
                                            ---------------------------------
                                               Jeffrey G. Sun
                                               Chief Executive Officer


                                          Date:  February 14, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                             Date
---------                                    -----                             ----

/s/ Marc F. Mayeres           Chairman of the Board of Directors,         February 14, 2001
---------------------------   Acting Chief Financial Officer
Marc F. Mayeres


/s/ Steve L. Chen             Vice Chairman of the Board of Directors     February 14, 2001
---------------------------
Steve L. Chen


/s/ Jeffrey G. Sun            Chief Executive Officer, Director           February 14, 2001
---------------------------
Jeffrey G. Sun


/s/ RT Sun                    Director                                    February 14, 2001
---------------------------
RT Sun


                              Director                                    February 14, 2001
---------------------------
Jianping Wu