Form 10QSB
period 2001-03-31
ASPAC COMMUNICATIONS INC /NEW
filed 2001-05-21
CIK 840399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                               Commission File No.
                                   33-24608-LA

                           ASPAC COMMUNICATIONS , INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            95-4068292
--------------------------------                          ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


                       21221 South Western Ave. Suite 215
                           Torrance, California 90501
           -----------------------------------------------------------
           (Address of Principal Executive Offices including Zip Code)


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

Number of shares of common stock, $0.00001 par value, outstanding at May 17, 2001: 22,054,969

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      Aspac Communications, Inc.
                                    (A Development Stage Company)
                                      Consolidated Balance Sheet

                                                                   MARCH 31, 2001       SEPTEMBER 30,
                                                                    (UNAUDITED)             2000
                                                                   ----------------------------------
Assets
Current assets:
  Cash                                                             $ 1,609,427           $ 2,194,910
  Short-term investments                                                    --             1,009,415
  Prepaid expenses and other current assets                            551,687               229,349
  Interest receivable                                                    1,211                24,528
                                                                   ----------------------------------
TOTAL CURRENT ASSETS                                                 2,162,325             3,458,202

Property and equipment, net                                          1,278,731               185,816
Intangible assets, net of accumulated amortization                     305,250               321,750
Other assets                                                            12,683                33,313
                                                                   ----------------------------------
TOTAL ASSETS                                                       $ 3,758,989           $ 3,999,081
                                                                   ==================================

Liabilities and stockholders' equity Current liabilities:
  Accounts payable and accrued expenses                            $   177,475           $    18,843
  Accrued salaries                                                     103,749               103,720
                                                                   ----------------------------------
Total current liabilities                                              281,224               122,563

Minority interest                                                      167,183               230,157

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.00001 par value, 50,000,000
     shares authorized, 22,054,969 (3/31/01) and
     21,934,969 (9/30/00) shares issued and outstanding                    220                   219
  Additional paid-in capital                                         5,691,864             5,496,866
  Deficit accumulated during development stage                      (2,209,885)           (1,619,356)
  Accumulated other comprehensive income (loss)                          3,712                (1,152)
  Deferred compensation                                               (175,329)             (230,216)
                                                                   ----------------------------------
Total stockholders' equity                                           3,310,582             3,646,361
                                                                   ----------------------------------
Total liabilities and stockholders' equity                         $ 3,758,989           $ 3,999,081
                                                                   ==================================

SEE ACCOMPANYING NOTES.


                                                  Aspac Communications, Inc.
                                                 (A Development Stage Company)
                                             Consolidated Statements of Operations
                                                          (UNAUDITED)

                                                          THREE MONTHS                     SIX MONTHS            SEP.26, 1997
                                                         ENDED MARCH 31                  ENDED MARCH 31         (INCEPTION) TO
                                                      2001            2000            2001            2000       MAR.31, 2001
                                                 -----------------------------------------------------------------------------
Net sales                                        $         --    $         --    $         --    $         --    $         --
Operating expenses:
  Selling, general and administrative
    Expenses                                          344,921         121,390         665,106         262,927       2,478,194

  Research & development expenses                          --              --           4,015           2,175           4,015
  Depreciation and amortization                        13,884           2,517          26,017           5,035          54,719
                                                 -----------------------------------------------------------------------------
Total operating expenses                              358,805         123,907         695,138         270,137       2,536,928

Loss from operations                                 (358,805)       (123,907)       (695,138)       (270,137)     (2,536,928)

Other income (expense):

  Abandoned offering costs                                 --              --              --              --        (158,650)
  Interest income                                      20,994           8,229          41,282           8,229         117,078

  Interest expense                                         --          (3,852)             --         (14,524)        (40,528)
  Other income (expense)                                  266          (2,564)            353          (2,239)            200
                                                 -----------------------------------------------------------------------------
Total other income (expense)                           21,260           1,813          41,635          (8,534)        (81,900)
                                                 -----------------------------------------------------------------------------

Net loss during development stage
  Before minority interest and
  extraordinary item                                 (337,545)       (122,094)       (653,503)       (278,671)     (2,618,828)


Minority interest                                      40,098              --          62,974              --         170,983
                                                 -----------------------------------------------------------------------------

Net loss before extraordinary item                   (297,447)       (122,094)       (590,529)       (278,671)     (2,447,845)
Extraordinary gain on
  extinguishment of debt                                   --              --              --         237,961         237,961
                                                 -----------------------------------------------------------------------------
Net loss                                         $   (297,447)   $   (122,094)   $   (590,529)   $    (40,710)   $ (2,209,884)
                                                 =============================================================================

Net loss per common share - basic and diluted:
    Net loss before extraordinary item           $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.12)

    Extraordinary item                                     --              --              --            0.01            0.01
                                                 -----------------------------------------------------------------------------
    Net loss                                     $      (0.01)   $      (0.01)   $      (0.03)   $      (0.00)   $      (0.11)
                                                 =============================================================================

Weighted average common shares
  outstanding - basic and diluted                  22,036,302      20,347,651      21,985,079      20,210,122      19,890,299
                                                 =============================================================================

SEE ACCOMPANYING NOTES.


                                    Aspac Communications, Inc.
                                   (A Development Stage Company)
                               Consolidated Statements of Cash Flows
                                            (UNAUDITED)

                                                                 SIX MONTHS          SEP.26, 1997
                                                               ENDED MARCH 31       (INCEPTION) TO
                                                            2001           2000      MAR.31, 2001
                                                        ------------------------------------------
OPERATING ACTIVITIES
  Net loss                                              $  (590,529)   $   (40,710)   $(2,209,884)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation & amortization                            26,017          5,035         55,205
      Minority interest in loss                             (62,974)            --       (170,983)
      Interest expense on extinguished debt                      --          7,821          7,821
      Gain on extinguishment of debt, net                        --       (237,961)      (237,961)
      Write-off registration costs                               --             --        120,000
      Amortization of deferred stock compensation            54,887             --        103,171
      Loss on disposal of assets                                 --          2,419          3,061
      Changes in operating assets and liabilities:
          Prepaid expenses and other current assets        (186,089)       (26,835)      (415,438)
          Interest receivables                               23,317             --         (1,211)
          Other assets                                       20,630        (51,248)       (10,928)
          Account payable & accrued expenses                158,661         39,681        281,224
                                                        ------------------------------------------
  Net cash used in operating activities                    (556,080)      (301,798)    (2,475,953)

INVESTING ACTIVITIES
  Redemption of short-term investment                     1,009,415             --             --
  Purchase of property and equipment                     (1,043,681)       (19,789)    (1,241,427)
  Other assets                                                   --             --         (2,700)
  Payment under stock subscription agreement                     --             --        (90,000)
                                                        ------------------------------------------
  Net cash provided by (used in) investing activities       (34,266)       (19,789)    (1,334,127)

FINANCING ACTIVITIES
  (Payments) proceeds from notes and
      loans payable                                              --         (6,129)       527,155
  Advances from line of credit                                   --        102,629             --
  Net proceeds from sale of common stock                         --      1,000,000      4,562,600
  Minority investment in joint venture                           --             --        338,166
  Repayment of advances                                          --             --        (12,155)
                                                        ------------------------------------------
  Net cash provided by financing activities                      --      1,096,500      5,415,766

Foreign exchange impact on cash                               4,863            (24)         3,711
                                                        ------------------------------------------

Increase (decrease) in cash and cash equivalent            (585,483)       774,889      1,609,427
Cash and cash equivalents at beginning of period          2,194,910          7,005             --
Cash and cash equivalents at end of period              $ 1,609,427    $   781,894    $ 1,609,427
                                                        ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS

In February 2001, the Company issued 120,000 shares of common stock valued at $1.625 per share and agreed to pay $40,000 in cash for networking equipment to be delivered in four equal installments. The first installment was delivered during the three months ended March 31, 2001. The $40,000 cash payment will be made upon completion of all deliveries.

SEE ACCOMPANYING NOTES.


                    ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                                   (UNAUDTED)
                                   ----------


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

         All balances and transactions of the Company's overseas subsidiaries as of and for the three and six months period ended March 31, 2001 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment consist of the following:

                                                     March 31,    September 30,
                                                       2001           2000
                                                   ---------------------------
                  Computer equipment               $   435,623    $   104,286
                  Furniture and equipment               38,893         77,845
                  Automobiles                           66,229         18,114
                  Construction in progress             761,933             --
                                                   ---------------------------

                  Less: accumulated depreciation       (23,947)       (14,429)
                                                   ---------------------------
                                                   $ 1,278,731    $   185,816
                                                   ---------------------------

         Construction in progress relates both to fiber optic cable installation and software development.

NOTE 4 - STOCKHOLDER'S EQUITY
-----------------------------

         On February 22, 2001, the Company announced a voluntary stock option exchange program for our employees. Under the program, employees can elect to cancel part or all of the outstanding stock options held by them in exchange for an equal number of new options to be granted no earlier than August 21, 2001. The new options will be granted with a strike price to be set at the fair market value of our stock at the date of grant. It is anticipated that no compensation charges related to this program will result. Certain members of the senior management team are not eligible to participate in this program.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 6 - SUBSEQUENT EVENT
-------------------------

         In April 2001, the Company reached an agreement with its corporate attorney to cancel the 20,000 shares issued to him on July 5, 2000 in exchange for stock options to purchase the same number of shares.

ITEM 2 - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

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

         To execute the Company's China objective, ASPAC formed a Sino-foreign joint venture in fiscal year 2000 named YeeYoo Network Information Technology, Ltd. ("YeeYoo"), with China Education and Research Network Center ("CERNET") and Beijing Sino-Tech Science and Technology Development Center ("Sino-Tech'). The Company has a controlling interest in YeeYoo. In April 2001, YeeYoo launched its services in Beijing, China and anticipates the expansion of its services to other provinces in the next 10 to12 months.

RESULTS OF OPERATION FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AS
-------------------------------------------------------------------------
COMPARED TO THE THREE AND SIX MONTHS ENDED MARCH 31, 2000:
----------------------------------------------------------

         REVENUES. The Company is a development stage company and has not generated revenue to date.

         OPERATING EXPENSE. Operating expenses increased 190% and 157% from $123,907 and $270,137 during the three and six months ended March 31, 2000, respectively, to $358,805 and $695,138 during the three and six months ended March 31, 2001. The increase primarily consists of increases from the following expenses:
         (1) Selling, general and administrative expenses increased 184% and 153% from $121,390 and $262,927 during the three and six months ended March 31, 2000, respectively, to $344,921 and $665,106 during the three and six months ended March 31, 2001. The increase primarily resulted from the increased number of employees after the formation of YeeYoo joint venture, increased level of salaries paid to employees, consulting services used to conduct legal and business research, and the amortization of deferred stock compensation. We expect that selling, general, and administrative expenses will continue to increase in future periods as our YeeYoo joint venture deploys its wireless broadband services in China.

         (2) Research and development expenses increased 85% from $2,175 for the six months ended March 31, 2000 to $4,015 for the six months ended March 31, 2001.
         (3) Depreciation and amortization expenses increased 452% and 417% from $2,517 and $5,035 during the three and six months ended March 31, 2000 to $13,884 and $26,017 during the three and six months ended March 31, 2001, due to higher amount of property, equipment and intangible assets purchased and recorded.

         OTHER INCOME (EXPENSE). Other income (expense), increased from net income of $1,813 and net expense of $8,534 during the three and six months ended March 31, 2000, respectively, to net income of $21,260 and $41,635 during the three and six months ended March 31, 2001. The increase was primarily due to increased interest income from higher average cash and short-term investment balances as a result of the proceeds from our sale of the private placement offering in January and April 2000.

         NET LOSS. Excluding extraordinary items, the Company's net loss increased 144% and 112% from $122,094 and $278,671 during the three and six months ended March 31, 2000, respectively, to $297,447 and $590,529 during the three and six months ended March 31, 2001. The increased amount of net loss before extraordinary items was primarily due to the greater operating expenses after the formation of the Company's YeeYoo joint venture to deploy wireless broadband services in China. There was no extraordinary activities recorded during the three and six months ended March 31, 2001. The net loss after extraordinary items were $297,447 and $590,529 for the three and six months ended March 31, 2001, compared to net loss of $122,094 and $40,710 for the three and six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES AND CERTAIN EVENTS SUBSEQUENT TO MARCH 31, 2001
-------------------------------------------------------------------------------

         The Company has not generated cash flow from operations to date and is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its development stage activities primarily through equity investments, including the sale of common stock, and loans from its founding stockholders.

         There is no guarantee that the Company will ever achieve profitable operations. Approximately $556,080 was used in the Company's operating activities for the six months ended March 31, 2001 compared to $301,798 for the six months ended March 31, 2000. The increase in cash used in the Company's operating activities primarily relates to a greater net loss after the formation of the Company's YeeYoo joint venture to deploy wireless broadband services in China.

         During the six months ended March 31, 2001, the Company used net cash of $34,266 in its investing activities, compared to $19,789 net cash used during the six months ended March 31, 2000. This increase primarily relates to the purchases of property and equipment offset by redemption of short-term investment.

         During the six months ended March 31, 2001, the Company did not receive any cash from its financing activities, compared to $1,096,500 net cash received during the six months ended March 31, 2000. The net cash received during the six months ended March 31, 2000 was primarily generated by net proceeds from the sale of common stock during the Company's private placement which ended March 31, 2000.

         The Company currently has a commitment to ultimately invest $3.25 million in the joint venture pursuant to the joint venture contract it entered with CERNET and Sino-Tech, dated December 31, 1999, and an agreement it entered with CERNET, dated April 18, 2000, in exchange for 65% of the equity in the YeeYoo joint venture. As of the date of this report, the Company has invested $2.15 million in the joint venture. In addition, the Company has committed to pay $2,000,000 to CERNET in exchange for certain guaranteed international connection bandwidth and free usage of such international connection bandwidth for 18 months. As of the date of this report, the Company has not made any payments to CERNET and no decision has been made as to the timing and the manner of the payment (in cash or by issuance of the Company's common stock).

         The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient for at least twelve months. However, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company' future liquidity and capital requirements will depend upon numerous factors, including the success of the services offered by the Company and its Joint Venture and competing technological and market developments.

         The Company expects to maintain its research and development activities at current levels. The Company does not anticipate any purchase or sale of plant and significant equipment except the purchase of network equipment and network infrastructure development during the normal course of business. The Company expects an increase in its number of employees as the Company and its joint venture start and expand its network operations in China.

SUBSEQUENT EVENT
----------------

         In April 2001, the Company reached an agreement with its corporate attorney to cancel the 20,000 shares issued to him on July 5, 2000 in exchange for stock options to purchase the same number of shares.

                           PART II---OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        There are no material legal proceedings pending or, to our knowledge, threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        None.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ASPAC COMMUNICATIONS, INC.



                                            By: /s/ Jeffrey G. Sun
                                               --------------------------------
                                                Jeffrey G. Sun
                                                Chief Executive Officer


                                            Date:  May 17, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                          Date
---------                                -----                          ----


/s/ Marc F. Mayeres        Chairman of the Board of Directors,      May 17, 2001
-------------------------  Acting Chief Financial Officer
Marc F. Mayeres


/s/ Steve L. Chen          Vice Chairman of the Board of Directors  May 17, 2001
-------------------------
Steve L. Chen


/s/ Jeffrey G. Sun          Chief Executive Officer, Director       May 17, 2001
--------------------------
Jeffrey G. Sun


/s/ RT Sun                  Director                                May 17, 2001
--------------------------
RT Sun


/s/ Jianping Wu             Director                                May 17, 2001
--------------------------
Jianping Wu