Form 10QSB
period 2001-06-30
ASPAC COMMUNICATIONS INC /NEW
filed 2001-08-20
CIK 840399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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


Number of shares of common stock, $0.00001 par value, outstanding at August 17, 2001: 22,034,969


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Aspac Communications, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                                          JUNE 30,      SEPTEMBER
                                                           2001           2001
                                                        (UNAUDITED)
                                                        ------------   ------------
Assets
Current assets:
  Cash                                                  $ 1,217,968    $ 2,194,910
  Short-term investment                                          --      1,009,415
  Accounts receivable                                         1,738             --
  Prepaid expenses                                          400,644        229,349
  Interest receivable                                           985         24,528
                                                        ------------   ------------
TOTAL CURRENT ASSETS                                      1,621,335      3,458,202

Property and equipment, net                               1,417,793        185,816
Intangible assets, net of accumulated amortization          297,000        321,750
Other assets                                                 12,683         33,313
                                                        ------------   ------------
TOTAL ASSETS                                            $ 3,348,811    $ 3,999,081
                                                        ============   ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                 $   164,590    $    18,843
  Accrued salaries                                          103,809        103,720
                                                        ------------   ------------
Total current liabilities                                   268,399        122,563

Minority interest                                           100,934        230,157

Stockholders' equity:
  Common stock, $0.00001 par value, 50,000,000 shares
    authorized, 22,034,969 (June 30, 2000) and
    21,934,969 (September 30, 2001) shares issued
    and outstanding                                             220            219
  Additional paid-in capital                              5,592,829      5,496,866
  Deficit accumulated during development stage           (2,550,715)    (1,619,356)
  Accumulated other comprehensive income (loss)               3,498         (1,152)
  Deferred compensation                                     (66,354)      (230,216)
                                                        ------------   ------------
Total stockholders' equity                                2,979,478      3,646,361
                                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,348,811    $ 3,999,081
                                                        ============   ============


SEE ACCOMPANYING NOTES.


                                          Aspac Communications, Inc.
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations
                                                  (UNAUDITED)


                                                          THREE MONTHS                    NINE MONTHS            SEP.26, 1997
                                                          ENDED JUNE 30                  ENDED JUNE 30          (INCEPTION) TO
                                                      2001             2000           2001            2000        JUN.30, 2001
                                                 -----------------------------------------------------------------------------
Revenues                                         $      2,444    $         --    $      2,444    $         --    $      2,444
Cost of Revenues                                       18,337              --          18,337              --          18,337
                                                 -----------------------------------------------------------------------------
  Gross Margin                                        (15,893)             --         (15,893)             --         (15,893)

Operating expenses:
  Selling, general and
   administrative expenses                            336,797         208,477       1,001,901         471,412       2,814,987
  Research, development &
   engineering expenses                                16,498          94,924          20,513          97,099          20,513
  Depreciation and amortization                        44,518           3,285          70,534           8,320          99,237
                                                 -----------------------------------------------------------------------------
Total Operating Expenses                              397,813         306,686       1,092,948         576,831       2,934,737

Loss from operations                                 (413,706)       (306,686)     (1,108,841)       (576,831)     (2,950,630)

Other income (expense):
  Abandoned offering costs                                 --              --              --          (2,418)       (158,650)
  Interest income                                       6,639          25,548          47,922          33,777         123,718
  Interest expense                                         --          (4,489)             --         (19,014)        (40,528)
  Other income (expense)                                  (15)             --             337             180             183
                                                 -----------------------------------------------------------------------------
Total other income (expense)                            6,624          21,059          48,259          12,525         (75,277)

Net loss before minority interest
  and extraordinary items                            (407,082)       (285,627)     (1,060,582)       (564,306)     (3,025,907)
Minority interest                                      66,249          43,368         129,223          43,372         237,232
Net loss before extraordinary item                   (340,833)       (242,259)       (931,359)       (520,934)     (2,788,675)
Extraordinary gain on extinguishment
  of debt                                                  --              --              --         237,960         237,960
                                                 -----------------------------------------------------------------------------
Net loss                                         $   (340,833)   $   (242,259)   $   (931,359)   $   (282,974)   $ (2,550,715)
                                                 =============================================================================

Net loss per common share - basic and diluted:
   Net loss before extraordinary item            $      (0.02)   $      (0.01)   $      (0.04)   $      (0.02)   $      (0.14)
   Extraordinary item                                      --              --              --            0.01            0.01
                                                 -----------------------------------------------------------------------------
   Net loss                                      $      (0.02)   $      (0.01)   $      (0.04)   $      (0.01)   $      (0.13)
                                                 =============================================================================

Weighted average common shares
  outstanding - basic and diluted                  22,038,266      22,064,484      21,990,400      20,823,747      20,034,536
                                                 =============================================================================



SEE ACCOMPANYING NOTES.


                           Aspac Communications, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                             NINE MONTHS          SEP. 26, 1997
                                                            ENDED JUNE 30        (INCEPTION) TO
                                                         2001           2000      JUN. 30, 2001
                                                    ------------------------------------------
OPERATING ACTIVITIES
  Net loss                                          $  (931,359)   $  (282,974)   $(2,550,715)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Depreciation & amortization                          70,534          8,320         99,237
    Minority interest in losses of consolidated
       subsidiary                                      (129,223)       (43,372)      (237,232)
    Interest expense on extinguished debt                    --          7,821          7,821
    Gain on extinguishment of debt, net                      --       (237,960)      (237,960)
    Write-off registration costs                             --             --        120,000
    Amortization of deferred stock compensation          64,826         18,278        113,110
    Loss on disposal of assets                               --          3,060          3,060
    Changes in operating assets and liabilities:
       Prepaid expenses and other current assets        (95,533)       (18,021)      (324,881)
       Interest receivables                              23,543             --           (985)
       Other assets                                      20,630        (58,804)       (10,928)
       Accounts payable & accrued expenses              145,837         (2,314)       268,400
                                                    ------------------------------------------
  Net cash used in operating activities                (830,745)      (605,966)    (2,751,073)

INVESTING ACTIVITIES
  Redemption of short-term investment                 1,009,415             --             --
  Purchase of property and equipment                 (1,160,261)       (38,117)    (1,358,492)
  Other assets                                               --             --        (90,000)
  Payment under stock subscription agreement                 --             --         (2,700)
                                                    ------------------------------------------
  Net cash provided by (used in) investing
    activities                                         (150,846)       (38,117)    (1,451,192)

FINANCING ACTIVITIES
  (Payments) proceeds from notes and loan payable            --         (2,626)       527,155
  (Payments) advances from line of credit                    --       (111,982)            --
  Net proceeds from sale of common stock                     --      4,472,500      4,562,600
  Minority investment in joint venture                       --             --        338,166
  Repayment of advances                                      --             --        (12,155)
                                                    ------------------------------------------
  Net cash provided by financing activities                  --      4,357,892      5,415,766


Foreign exchange impact on cash                           4,649           (860)         3,497

Increase (decrease) in cash and cash equivalent        (976,942)     3,712,949      1,217,968

Cash and cash equivalents at beginning of period      2,194,910          7,005             --
                                                    ------------------------------------------
Cash and cash equivalents at end of period            1,217,968      3,719,954      1,217,968
                                                    ==========================================



SEE ACCOMPANYING NOTES.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS

In February 2001, the Company issued 120,000 shares of common stock valued at $1.625 per share and agreed to pay $40,000 in cash for networking equipment to be delivered in four equal installments. Two installments have been delivered during the nine months ended June 30, 2001. The $40,000 cash payment will be made upon completion of all deliveries.


SEE ACCOMPANYING NOTES.

                    ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

         The consolidated financial statements include the accounts of ASPAC Communications, Inc. and its joint venture subsidiary, YeeYoo Network Information Technology, Ltd. ("YeeYoo"), in which the Company owns a 65% interest. All significant inter-company balances and transactions have been eliminated in consolidation.

         All balances and transactions of the Company's overseas subsidiaries as of and for the three and nine months period ended June 30, 2001 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment consist of the following:


                                                   JUNE 30,    SEPTEMBER 30,
                                                     2001           2000
                                                 ------------   ------------
                Computer equipment               $ 1,220,365    $   104,286
                Furniture and equipment               39,585         77,845
                Automobiles                           66,232         18,114
                Construction in progress             151,829             --
                                                 ------------   ------------
                                                   1,478,011        200,245
                Less: accumulated depreciation       (60,218)       (14,429)
                                                 ------------   ------------
                                                 $ 1,417,793    $   185,816
                                                 ============   ============

         Construction in progress relates both to fiber optic cable installation and software development.

NOTE 4 - STOCKHOLDER'S EQUITY
-----------------------------

         In April 2001, the Company reached an agreement with its corporate attorney to cancel the 20,000 shares issued to him in exchange for stock options to purchase the same number of shares.

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

NOTE 6 - SUBSEQUENT EVENT
-------------------------

         On July 25 2001, the Board of Directors of the Company adopted a change in its fiscal year end from September 30 to December 31. Given that the transition period is three months, quarter-ends for the new fiscal year will correspond to those of the old fiscal year. The transition period of October 1, 2000 to December 31, 2000 (unaudited) is included in the Form 10-QSB filed by the registrant in February of 2001. The Company's Form 10-KSB for the year ended December 31, 2001 will include the audited financial statements for the transition period.

ITEM 2 - MANAGEMENT'S DISCUSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS
--------------------------

         Included in this report are various forward-looking statements, which can be identified by the use of forward looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. These statements are forward-looking and reflect the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, achievements, or expectations expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce the result of any revisions to any of the forward-looking statements contained herein to reflect future development. No assurance can be given that such predictions will prove correct or that the anticipated future results will be achieved; actual events or results may differ materially, either because one or more of such predictions proves to be erroneous, or as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to new customers, its ability to manage growth and to obtain required permits and authorizations in a timely manner, changes in the economic and political environments in China, changes in technology, changes in the Internet marketplace in China, competitive factors and other risks described in our annual report on Form 10-KSB that could cause actual results to differ materially from the future results indicated, expressed, or implied in such forward-looking statements.

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

RESULTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED JUNE 30, 2000:
--------------------------------------------------------------------------------

         REVENUES. The Company launched its service in Beijing, China through its YeeYoo joint venture subsidiary in April 2001. The Company generated revenue of $2,444 during the three and nine months ended June 30, 2001 primarily from the monthly fee of providing broadband Internet access services.

         COST OF REVENUES. Cost of revenues principally includes domestic and international backbone connection fees and other fees associated with establishing and maintaining ongoing services to customers. During the three and nine months ended June 30, 2001, the Company incurred $18,337 in Cost of Revenues.

         OPERATING EXPENSE. Operating expenses increased 30% and 89% from $306,686 and $576,831 during the three and nine months ended June 30, 2000, respectively, to $397,813 and $1,092,948 during the three and nine months ended June 30, 2001. The increase primarily consists of increases from the following expenses:

         (1) Selling, general and administrative expenses increased 62% and 113% from $208,477 and $471,412 during the three and nine months ended June 30, 2000, respectively, to $336,797 and $1,001,901 during the three and nine months ended June 30, 2001. The increase primarily resulted from the increased number of employees after the formation of YeeYoo joint venture, increased level of salaries paid to employees, consulting services used to conduct legal and business research, increased sales & marketing efforts, and the amortization of deferred stock compensation. We expect that selling, general, and administrative expenses will continue to increase in future periods as our YeeYoo joint venture expands its wireless broadband services in China.

         (2) Research and development expenses decreased 83% and 79% from $94,924 and $97,099 for the three and nine months ended June 30, 2000 to $16,498 and $ 20,513 for the three and nine months ended June 30, 2001. The higher balances of research and development expense in 2000 were primarily related to the initial research fees paid associated with system design and system deployment.

         (3) Depreciation and amortization expenses increased from $3,285 and $8,320 during the three and nine months ended June 30, 2000 to $44,518 and $70,534 during the three and nine months ended June 30, 2001, due to higher amount of property, equipment and intangible assets purchased and recorded.

         Overall, we anticipate that operating expenses will increase during 2001 compared to 2000 as the Company continues to expand its businesses in China.

         OTHER INCOME (EXPENSE). Other income (expense), changed from net income of $21,059 and $12,525 during the three and nine months ended June 30, 2000, respectively, to net income of $6,624 and $48,259 during the three and nine months ended June 30, 2001. The changes were primarily due to variations in interest income and interest expense resulted from different level of cash and short-term investment balances during the periods.

         NET LOSS. Excluding extraordinary items, the Company's net loss increased 41% and 79% from $242,259 and $520,934 during the three and nine months ended June 30, 2000, respectively, to $340,833 and $931,359 during the three and nine months ended June 30, 2001. The increased amount of net loss before extraordinary items was primarily due to the greater operating expenses as the Company expands its business activities to deploy wireless broadband services in China. There were no extraordinary activities recorded during the three and nine months ended June 30, 2001. The net loss after extraordinary items was $340,833 and $931,359 for the three and nine months ended June 30, 2001, compared to net loss of $243,272 and $283,896 for the three and nine months ended June 30, 2000. The extraordinary items recorded during the nine months ended June 30, 2000 primarily relates to the extraordinary gain resulted from the conversion of the Company's promissory note to the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES AND CERTAIN EVENTS SUBSEQUENT TO JUNE 30, 2001
------------------------------------------------------------------------------

         The Company has incurred losses since inception and we anticipate that the Company will continue to incur losses in the foreseeable future. The Company is not capable of supporting existing business operations in its present form. Since the beginning of its operation, the Company has financed its development stage activities primarily through equity investments, including the sale of common stock, and loans from its founding stockholders.

         There is no guarantee that the Company will ever achieve profitable operations. Approximately $830,746 was used in the Company's operating activities for the nine months ended June 30, 2001 compared to $605,966 for the nine months ended June 30, 2000. The increase in cash used in the Company's operating activities primarily relates to a greater net loss resulted from the Company's expanded development activities to deploy wireless broadband services in China.

         During the nine months ended June 30, 2001, the Company used net cash of $150,846 in its investing activities, compared to $38,117 net cash used during the nine months ended June 30, 2000. This increase primarily relates to the purchases of property and equipment offset by redemption of short-term investment.

         During the nine months ended June 30, 2001, the Company did not receive any cash from its financing activities, compared to $4,357,892 net cash received during the nine months ended June 30, 2000. The net cash received during the nine months ended June 30, 2000 was primarily generated by net proceeds from the sale of common stock during the Company's private placement which ended March 31, 2000.

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

         The growth of the Company's business in China will require capital investments in China for the foreseeable future. The YeeYoo joint venture has generated nominal revenues to date and any future profits will likely be re-invested to fund the expansion of the business. The Company will continue to evaluate possible acquisitions of or investments in businesses, products, and technologies that are complimentary to those of the Company, which may require the use of cash. The Company believes that existing cash, investments and borrowings available under its credit facilities will be sufficient to fund its current operations through 2001. However, the Company may sell additional equity or debt securities or seek additional credit facilities if it believes such actions would be a better way to fund acquisition-related or other costs. Sales of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. The Company may need to raise additional funds sooner in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company' future liquidity and capital requirements will depend upon numerous factors, including the success of the services offered by the Company and its Joint Venture and competing technological and market developments.

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

SUBSEQUENT EVENT
----------------

         On July 25, 2001, the Board of Directors of the Company adopted a change in its fiscal year end from September 30 to December 31. Given that the transition period is three months, quarter-ends for the new fiscal year will correspond to those of the old fiscal year. The transition period of October 1, 2000 to December 31, 2000 (unaudited) is included in the Form 10-QSB filed by the registrant in February of 2001. The Company's Form 10-KSB for the year ended December 31, 2001 will include the audited financial statements for the transition period.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        None.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 ASPAC COMMUNICATIONS, INC.



                                 By: Marc F. Mayeres
                                     -------------------------------------------
                                     Marc F. Mayeres
                                     Chairman and Acting Chief Financial Officer



                                 Date: August 17, 2001