Form 10QSB
period 2001-09-30
ASPAC COMMUNICATIONS INC /NEW
filed 2002-01-31
CIK 840399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(   )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

Number of shares of common stock, $0.00001 par value, outstanding at January 22, 2002: 22,034,969


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                Aspac Communications, Inc.
                               (A Development Stage Company)
                                Consolidated Balance Sheets

                                                        SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                           (UNAUDITED)
                                                           ------------        ------------
Assets
Current assets:
  Cash                                                     $   902,492         $ 2,194,910
  Short-term investment                                              -           1,009,415
  Inventory                                                     40,448                   -
  Prepaid expenses and other current assets                    164,186             229,349
  Interest receivable                                                -              24,528
                                                           ------------        ------------
TOTAL CURRENT ASSETS                                         1,107,126           3,458,202

Property and equipment, net                                  1,459,002             185,816
Intangible assets, net of accumulated amortization of
  $33,000 (2001) and $8,250 (2000)                             288,750             321,750
Other assets                                                     8,660              33,313
                                                           ------------        ------------
TOTAL ASSETS                                               $ 2,863,538         $ 3,999,081
                                                           ============        ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                    $   155,131         $    18,843
  Accrued salaries                                             103,809             103,720
  Line of Credit                                                10,000                   -
  Deferred revenue                                               2,119                   -
                                                           ------------        ------------
Total current liabilities                                      271,059             122,563

Minority interest                                               20,731             230,157

Stockholders' equity:
  Common stock, $0.00001 par value, 50,000,000
    shares authorized, 22,034,969 (2001) and
    21,934,969 (2000) shares issued and outstanding                220                 219
  Additional paid-in capital                                 5,611,328           5,496,866
  Deficit accumulated during development stage              (2,970,108)         (1,619,356)
  Accumulated other comprehensive income (loss)                    598              (1,152)
  Deferred stock compensation                                  (70,290)           (230,216)
                                                           ------------        ------------
Total stockholders' equity                                   2,571,748           3,646,361
                                                           ------------        ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                    $ 2,863,538         $ 3,999,081
                                                           ============        ============

SEE ACCOMPANYING NOTES.


                                          Aspac Communications, Inc.
                                         (A Development Stage Company)
                                     Consolidated Statements of Operations
                                                  (UNAUDITED)

                                                 THREE MONTHS                    TWELVE MONTHS             SEP.26, 1997
                                              ENDED SEPTEMBER 30              ENDED SEPTEMBER 30          (INCEPTION) TO
                                             2001            2000             2001           2000         SEP. 30, 2001
                                        ----------------------------------------------------------------------------------
Net revenues                             $    13,124     $         -     $    15,567     $         -       $     15,567
Cost of revenues                              14,182               -          32,516               -             32,516
                                        ----------------------------------------------------------------------------------
  Gross margin
                                              (1,058)              -         (16,949)              -            (16,949)

Operating expenses:
  Selling, general & administrative
    Expenses                                 398,140         316,173       1,400,024         787,585          3,213,110
  Research, development &
    engineering expenses                           -         241,187          20,513         338,286             20,513
  Depreciation and amortization               62,132          12,851         132,660          21,171            161,363
                                        ----------------------------------------------------------------------------------
Total operating expenses                     460,272         570,211       1,553,197       1,147,042          3,394,986


Loss from operations                        (461,330)       (570,211)     (1,570,146)     (1,147,042)        (3,411,935)

Other income (expense):
  Abandoned offering costs                         -               -               -               -           (158,650)
  Interest income                              1,296          52,306          49,282          74,890            125,078
  Interest expense                                 -               -               -          (7,821)           (40,528)
  Other income (expense)                     (39,656)           (180)        (39,315)         (2,418)           (39,469)
                                        ----------------------------------------------------------------------------------
Total other income (expense)                 (38,360)         52,126           9,967          64,651           (113,569)


Net loss before minority interest
  and extraordinary item                    (499,690)       (518,085)     (1,560,179)     (1,082,391)        (3,525,504)


Minority interest                             80,204          64,637         209,427         108,009            317,436
                                        ----------------------------------------------------------------------------------

Net loss before extraordinary item          (419,486)       (453,448)     (1,350,752)       (974,382)        (3,208,068)
Extraordinary gain on
  extinguishment of debt                           -               -               -         237,960            237,960
                                        ----------------------------------------------------------------------------------
Net loss                                 $  (419,486)    $  (453,448)    $(1,350,752)    $  (736,422)      $ (2,970,108)
                                        ==================================================================================

Net loss per common share -
  basic and diluted:
Net loss before extraordinary item       $      (0.02)   $      (0.02)   $      (0.06)   $      (0.05)     $       (0.16)
Extraordinary item                                  -               -               -            0.01               0.01
                                        ----------------------------------------------------------------------------------
Net loss                                 $      (0.02)   $      (0.02)   $      (0.06)   $      (0.04)     $       (0.15)
                                        ==================================================================================

Weighted average common shares
  outstanding - basic and diluted          22,034,969      21,924,643      22,010,914      21,097,576         20,160,504
                                        ==================================================================================

SEE ACCOMPANYING NOTES.


                                     Aspac Communications, Inc.
                                    (A Development Stage Company)
                                Consolidated Statements of Cash Flows
                                             (UNAUDITED)

                                                              TWELVE MONTHS               SEP.26, 1997
                                                            ENDED SEPTEMBER 30           (INCEPTION) TO
                                                           2001              2000         SEP.30, 2001
                                                     ----------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                             $(1,350,752)      $  (736,422)      $(2,970,108)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
    Depreciation & amortization                            132,660            21,171           162,333
    Minority interest in losses of consolidated
      Subsidiary                                          (209,427)         (108,009)         (317,436)
    Interest expense on extinguished debt                        -             7,821             7,821
    Gain on extinguishment of debt, net                          -          (237,960)         (237,960)
    Write-off registration costs                                 -                 -           120,000
    Amortization of deferred stock compensation             79,390            42,784           127,674
    Loss on disposal of assets                              39,653             3,061            42,714
    Changes in operating assets and liabilities:
       Inventory                                           (40,448)                -           (40,448)
       Prepaid expenses and other current assets            83,913          (223,124)         (145,436)
       Interest receivable                                  24,528           (24,528)                -
       Other assets                                         24,654            (8,451)           (6,904)
       Account payable & accrued expenses                  138,496           (67,511)          261,059
                                                     ----------------------------------------------------
  Net cash used in operating activities                 (1,077,333)       (1,331,168)       (2,996,691)


INVESTING ACTIVITIES
  Redemption of short-term investment                    1,009,415        (1,009,415)                -
  Purchase of property and equipment                    (1,236,249)         (150,960)       (1,434,480)
  Other assets                                                   -                 -           (90,000)
  Payment under stock subscription agreement                     -                 -            (2,700)
                                                     ----------------------------------------------------
  Net cash used in investing activities                   (226,834)       (1,160,375)       (1,527,180)

FINANCING ACTIVITIES
  (Payments) proceeds from notes and loan payable                -           (18,120)          527,155
  (Payments) advances from line of credit                   10,000          (111,946)           10,000
  Net proceeds from sale of common stock                         -         4,472,500         4,562,600
  Minority investment in joint venture                           -           338,166           338,166
  Repayment of advances                                          -                 -           (12,155)
                                                     ----------------------------------------------------
  Net cash provided by financing activities                 10,000         4,680,600         5,425,766


Foreign exchange impact on cash                              1,749            (1,152)              597

Increase (decrease) in cash and cash equivalent         (1,292,418)        2,187,905           902,492
Cash and cash equivalents at beginning of period         2,194,910             7,005                 -
                                                     ----------------------------------------------------
Cash and cash equivalents at end of period             $   902,492       $ 2,194,910       $   902,492
                                                     ====================================================

SEE ACCOMPANYING NOTES.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS

In February 2001, the Company issued 120,000 shares of common stock valued at $1.625 per share and agreed to pay $40,000 in cash for networking equipment to be delivered in four equal installments. Three installments have been delivered during the twelve months ended September 30, 2001. The $40,000 cash payment will be made upon completion of all deliveries.


SEE ACCOMPANYING NOTES.

                    ASPAC COMMUNICATIONS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         The Company is operating as a development stage company to develop interactive broadband communication and online services in the Far East including the People's Republic of China. The Company did commence its planned principal operations during the September 30, 2001 period, although the revenue is not significant at this time.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended September 30, 2000.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

         The consolidated financial statements include the accounts of ASPAC Communications, Inc. and its joint venture subsidiary, YeeYoo Network Information Technology, Ltd. ("YeeYoo"), in which the Company owns a 65% interest. Significant inter-company balances and transactions have been eliminated in consolidation.

         The balances and transactions of the Company's overseas subsidiaries as of and for the three and twelve month period ended September 30, 2001 are translated at the exchange rate in effect at the balance sheet date and at the average exchange rate for the period presented, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment consists of the following:

                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                      2001            2000
                                                  ----------------------------
                Computer equipment and software   $  1,308,283   $   104,286
                Furniture and equipment                 39,570        77,845
                Automobiles                             66,158        18,114
                Construction in progress               151,658            --
                                                  ----------------------------
                                                     1,565,669       200,245
                Less: accumulated depreciation        (106,667)      (14,429)
                                                  ----------------------------
                                                  $  1,459,002   $   185,816
                                                  ----------------------------

         Construction in progress relates to network system setup, fiber optic cable installation, and software development.

NOTE 4 - LINE OF CREDIT
-----------------------

         In September 2001, the Company borrowed $10,000 from its $30,000 bank line of credit. The line bears interest at a variable rate, currently at 8.25% per annum.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         In the past, the Chinese government has prohibited foreign investment in value-added telecommunication services, including Internet access and content services. Under the trade agreement China signed with the United States in November, 1999, as part of China's bid to join the World Trade Organization ("WTO"), China pledged to open the value-added sector, including the Internet service and content business, to allow for 49% foreign ownership for the first two years after China's entry into the WTO and 50% thereafter. The Chinese government is drafting new policies and regulations governing foreign investment and other activities in the Internet industry based on its WTO commitment. To comply with the new regulations, the Company's equity percentage in its YeeYoo joint venture may have to be reduced from the current 65% level. However, the Company anticipates that it will maintain its operating control of the joint venture by retaining control of the Board of Directors and the management of the joint venture. In anticipation of the new regulations, the Company is in discussion with several potential strategic partners to exchange the Company's joint venture equity in excess of the 49% foreign ownership pursuant to new Chinese policies for certain assets. These assets may include wireless frequency usage rights, PSTN connections for Voice over IP networks, and additional bandwidth for international links. There is no assurance that the Company will be able to reach any agreement with these potential strategic partners or, if any, at terms favorable to the Company.

NOTE 6 - CHANGE OF FISCAL YEAR
------------------------------

         On July 25, 2001, the Board of Directors of the Company adopted a change in its fiscal year end from September 30 to December 31. Given that the transition period is three months, quarter-ends for the new fiscal year will correspond to those of the old fiscal year. The transition period of October 1, 2000 to December 31, 2000 (unaudited) is included in the Form 10-QSB filed by the registrant in February of 2001. The Company's Form 10-KSB for the year ended December 31, 2001 will include the audited financial statements for the transition period, of October 1, 2000 through December 31, 2000 and the audited financial statements for the year ended December 2001.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

         On October 12, 2001, the Company signed a Definitive Acquisition Agreement with CERNET Corporation. CERNET Corporation is a for-profit entity established by CERNET as the exclusive operator and manager of the entire CERNET operations and CERNET's network infrastructure. The agreement stipulates that CERNET Corporation will invest three million dollars ($3,000,000) in the Company, provide a revolving line of credit of one hundred million dollars ($100,000,000), grant an exclusive partnership in wireless broadband Internet access, and waive the Company's prior commitment to invest $2 million in CERNET's infrastructure. In return, the Company will issue CERNET Corporation approximately one million shares of Series A preferred stock, a new class of preferred stock to be created at the closing of the agreement. Each Series A preferred share is convertible to 10 shares of the Company's common stock and carries 50 equivalent common stock voting rights. Upon closing of this agreement, CERNET Corporation will obtain control of approximately 70% of the shareholders' voting rights of the Company. The closing of this agreement is subject to approval of the board of directors and shareholders of the Company and CERNET Corporation and approvals from related Chinese governing authorities. As of the date of this report, such approvals have not been obtained.

         On October 12, 2001, the Company signed a series of Agreements for Assignment of Rights and Obligations with CERNET to transfer all previous agreements the Company entered into with CERNET to CERNET Corporation, including the Joint Venture Contract. On the same date, the Company also signed a series of Agreements for Assignment of Rights and Obligations with Sino-Tech to transfer all previous agreements the Company entered into with Sino-Tech to Beijing Juqiang Technology Co., including the Joint Venture Contract. Beijing Juqiang Technology Co. is an affiliate of Sino-Tech.

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

         To execute the Company's China objective, ASPAC formed a Sino-foreign joint venture in fiscal year 2000 named YeeYoo Network Information Technology, Ltd. ("YeeYoo"), with CERNET Corporation and Beijing Juqiang Technology, Ltd. as the joint venture partners. The Company has a controlling interest in YeeYoo. In fiscal year 2001, YeeYoo launched its services in Beijing, China and anticipates the expansion of its services to other provinces in fiscal year 2002.

RESULTS OF OPERATION FOR THE THREE AND TWELVE MONTHS ENDED SEPTEMBER 30, 2001 AS
--------------------------------------------------------------------------------
COMPARED TO THE THREE AND TWELVE MONTHS ENDED SEPTEMBER 30, 2000:
-----------------------------------------------------------------

         REVENUES. The Company launched its service in Beijing, China through its YeeYoo joint venture subsidiary in 2001. The Company generated revenue of $13,124 and $15,567 during the three and twelve months ended September 30, 2001 primarily from the monthly fee of providing broadband Internet access services. The Company did not generate revenue during the three and twelve months ended September 30, 2000.

         COST OF REVENUES. Cost of revenues principally includes domestic and international backbone connection fees and other fees associated with establishing and maintaining ongoing services to customers. Most of the backbone connection fees are fixed cost. During the three and twelve months ended September 30, 2001, the Company incurred $14,182 and $32,516 in Cost of Revenues. The Company did not incur cost of revenues during the three and twelve months ended September 30, 2000.

         OPERATING EXPENSE. Operating expenses decreased 19% from $570,211 to $460,272 during the three months ended September 30, 2000 and 2001, respectively, and increased 35% from $1,147,042 to $1,553,197 during the twelve months ended September 30, 2000 and 2001, respectively. The changes primarily consist of changes from the following expenses:
         (1) Selling, general and administrative expenses increased 26% and 78% from $316,173 and $787,585 during the three and twelve months ended September 30, 2000, respectively, to $398,140 and $1,400,024 during the three and twelve months ended September 30, 2001. The increase primarily resulted from the increased number of employees after the formation of the YeeYoo joint venture, increased level of salaries paid to employees, consulting services used to conduct legal and business research, increased sales & marketing efforts, and the amortization of deferred stock compensation. We expect that selling, general, and administrative expenses will continue to increase in future periods as our YeeYoo joint venture expands its wireless broadband services in China.
         (2) Research and development expenses decreased from $241,187 and $338,286 for the three and twelve months ended September 30, 2000 to $-0- and $ 20,513 for the three and twelve months ended September 30, 2001. The higher balances of research and development expense in 2000 were primarily related to the initial research fees paid associated with system design, integration and system deployment. Most research and development activities relating to system design, integration and system deployment were completed by March 2001.
         (3) Depreciation and amortization expenses increased 383% and 527% from $12,851 and $21,171 during the three and twelve months ended September 30, 2000 to $62,132 and $132,660 during the three and twelve months ended September 30, 2001, due to higher amount of property and equipment purchased and recorded primarily related to YeeYoo's network deployment in Beijing, China.

         Overall, we anticipate that operating expenses will continue to increase during fiscal 2001 compared to 2000 as the Company continues to expand its businesses in China.

         OTHER INCOME (EXPENSE). Other income (expense), decreased from income of $52,126 and $64,651 during the three and twelve months ended September 30, 2000, respectively, to net expense of $38,360 during the three months ended September 30, 2001 and net income of $9,967 during the twelve months ended September 30, 2001. The decreases in Other Income (Expense) were primarily due to losses on the sale of fixed assets during the three months ended September 30, 2001 and reductions on interest income as a result of lower levels of cash and short-term investment balances during the periods.

         NET LOSS. Excluding extraordinary items, the Company's net loss decreased 7% from $453,448 to $419,486 during the three months ended September 30, 2000 and 2001, respectively, and increased 39% from $974,382 and to $1,350,752 during the twelve months ended September 30, 2000 and 2001, respectively. The decrease of net loss before extraordinary items for the three month period were primarily related to reduced research and development expenses since the system design, integration and deployment activities were mostly completed by March 2001. The increased net loss before extraordinary items for the twelve month period was primarily due to the greater operating expenses as the Company expanded its business activities to deploy wireless broadband services in China. There were no extraordinary activities recorded during the three and twelve months ended September 30, 2001. The net loss after extraordinary items was $419,486 and $1,350,752 for the three and twelve months ended September 30, 2001, compared to net loss of $453,448 and $736,422 for the three and twelve months ended September 30, 2000. The extraordinary items recorded during the twelve months ended September 30, 2000 primarily relates to the extraordinary gain resulted from the conversion of the Company's promissory note to the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES AND CERTAIN EVENTS SUBSEQUENT TO SEPTEMBER 30,
------------------------------------------------------------------------------
2001
----

         The Company has incurred losses since inception and we anticipate that the Company will continue to incur losses in the foreseeable future. The Company is not capable of supporting existing business operations in its present form. Since the beginning of its operations, the Company has financed its development stage activities primarily through equity investments, including the sale of common stock, and loans from its founding stockholders.

         There is no guarantee that the Company will ever achieve profitable operations. Approximately $1,077,3333 was used in the Company's operating activities for the twelve months ended September 30, 2001 compared to $1,331,168 for the twelve months ended September 30, 2000. The decrease in cash used in the Company's operating activities primarily relates to the decrease of prepaid expense and other assets balances and higher balances of accounts payable and accrued expenses.

         During the twelve months ended September 30, 2001, the Company used net cash of $226,834 in its investing activities, compared to $1,160,375 net cash used during the twelve months ended September 30, 2000. This decrease primarily relates to the redemption of short-term investments offset by purchases of property and equipment.

         During the twelve months ended September 30, 2001, the Company receive $10,000 from its financing activities, compared to $4,680,600 net cash received during the twelve months ended September 30, 2000. The net cash received during the twelve months ended September 30, 2001 primarily relates to the use of a bank line of credit and the net cash received during the twelve months ended September 30, 2000 was primarily generated by net proceeds from the sale of common stock during the Company's private placement which ended March 31, 2000.

         The Company currently has a commitment to ultimately invest $3.25 million in the joint venture pursuant to the joint venture contract dated December 31, 1999 in exchange for 65% of the equity in the YeeYoo joint venture. As of the date of this report, the Company has invested $2.15 million in the joint venture. In addition, the Company has committed to pay $2,000,000 to CERNET Corporation in exchange for certain guaranteed international connection bandwidth and free usage of such international connection bandwidth for 18 months. As of the date of this report, the Company has not made any payments to CERNET and no decision has been made as to the timing and the manner of the payment (in cash or by issuance of the Company's common stock). CERNET Corporation has agreed to waive such commitment pursuant to the Definitive Acquisition Agreement, dated October 12, 2001, pending the closing of the Definitive Acquisition agreement. The closing of the Definitive Acquisition Agreement is subject to approval of the board of directors and shareholders of ASPAC and CERNET Corporation and approvals from related Chinese governing authorities. As of the date of this report, such approvals have not been obtained.

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

SUBSEQUENT EVENTS
-----------------

         On October 12, 2001, the Company signed a Definitive Acquisition Agreement with CERNET Corporation. CERNET Corporation is a for-profit entity established by CERNET as the exclusive operator and manager of the entire CERNET operations and CERNET's network infrastructure. The agreement stipulates that CERNET Corporation will invest three million dollars ($3,000,000) in ASPAC, provide a revolving line of credit of one hundred million dollars ($100,000,000), grant an exclusive partnership in wireless broadband Internet access, and waive ASPAC's prior commitment to invest $2 million in CERNET's infrastructure. In return, the Company will issue CERNET Corporation approximately one million shares of Series A preferred stock, a new class of preferred stock to be created at the closing of the agreement. Each Series A preferred share is convertible to 10 shares of the Company's common stock and carries 50 equivalent common stock voting rights. Upon closing of this agreement, CERNET Corporation will obtain control of approximately of the 70% shareholders' voting rights of the Company. The closing of this agreement is subject to approval of the board of directors and shareholders of ASPAC and CERNET Corporation and approvals from related Chinese governing authorities. As of the date of this report, such approvals have not been obtained.

         On October 12, 2001, the Company signed a series of Agreements for Assignment of Rights and Obligations with CERNET to transfer all previous agreements the Company entered into with CERNET to CERNET Corporation, including the Joint Venture Contract. On the same date, the Company also signed a series of Agreements for Assignment of Rights and Obligations with Sino-Tech to transfer all previous agreements the Company entered into with Sino-Tech to Juqiang Technology, Ltd, including the Joint Venture Contract. Juqiang Technology, Ltd. is an affiliate of Sino-Tech.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        None.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     ASPAC COMMUNICATIONS, INC.




                                                     By: /S/ Jeffrey G. Sun
                                                       -------------------------
                                                         Jeffrey G. Sun
                                                         Chief Executive Officer


                                                     Date:    January 22, 2002